Form 10-K
period 1996-06-30
MIMBRES VALLEY FARMERS ASSOC INC
filed 1996-09-30
CIK 781889

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 1996

                 Commission File Number 0-13963


            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
     (Exact name of registrant as specified in its charter)


          NEW MEXICO                            85-0054230
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


          811 South Platinum, Deming, New Mexico  88030
                         (505) 546-2769


     Securities Registered Pursuant to Section 12(g) of the Act:

              Title                     Name of Each Exchange
                                        on which Registered

     Common Stock ($25 par value)         None

     Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      X    YES              NO

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the company's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

     As of August 27, 1996, 13,776 shares of Common Stock of the Mimbres Valley Farmers Association, Inc. ("Farmers") were outstanding. The aggregate market value of voting stock held by nonaffiliates of the company is indeterminable since there is no established market price for the stock and private sales are not reported to Farmers.

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for Farmers' 1996 Annual Meeting of Shareholders to be held on October 16, 1996 are incorporated by reference to Part III of this Annual Report on Form 10-K.

                             PART I


Item 1.   Business

     Mimbres Valley Farmers Association, Inc. ("Farmers" or the "Company") was incorporated in 1913. It has operated in substantially the same form since that time in the retail grocery, hardware, dry goods, and feed business in Deming, New Mexico. Over the past five years, the Company has experienced consistent growth in sales and assets, including continued growth in sales and assets during the year.

     The principal business of the Company is retail sales of a variety of product types including groceries, hardware, electronics, clothing, craft items, furniture and appliances, and feed and farm supplies. The Company also operates a self-service laundry and leases certain retail space which it owns to unrelated parties, and, as a seasonal operation, the Company cleans, packages and markets dry edible beans for area farmers. The total revenue derived from the non-retail business segments is less than one percent of total retail sales.

     All of the Company's operations and assets are in or around Deming, New Mexico, a primarily farming community in the southwestern part of the state. Deming (population 13,000) is the county seat and largest municipality in Luna County, which has a population of approximately 22,000. Because all parts of the County are distant from other population centers (Las Cruces, population 62,000, in Dona Ana County, and Silver City, population 11,000, in Grant County, are 62 and 55 miles, respectively, from Deming), most of the day to day shopping of County residents is done in Deming.

     Most of the Company's receipts are generated by retail sales to the general public. Total revenues for the fiscal year ending June 30, 1996 were $21,949,927, of which $15,111,185 were from grocery sales. Notwithstanding increased hardware sales in fiscal year 1996, this continues the same pattern of sales experienced in the previous two years. In fiscal year 1995 total sales and grocery sales were $19,615,130 and $14,413,743, respectively, and in fiscal year 1994 total sales and grocery sales were $18,596,846 and $13,274,679, respectively. The percentage of total revenues attributable to grocery sales for the past three fiscal years is as follows: 68.8% (1996), 73.5% (1995), and 71.4% (1994).
Corresponding percentages for hardware sales are 11.2% (1996), 9.9%
(1995), and 10.1% (1994). No class of similar products or services other than the grocery business and the hardware business amounted to ten percent or more of total revenues.

     The Company's grocery business is conducted at two locations: the main 24,000 square-foot supermarket at 811 South Platinum in Deming, and an auxiliary store with a laundromat (together totalling approximately 7,000 square feet) at 501 North Gold in

Deming. Farmers is a member of the IGA advertising group, and sells groceries under the IGA trademark. Farmers' principal grocery competitor for the past five years has been a Furrs' supermarket in Deming. However, in late June 1996 a new independent grocery competitor, Peppers, opened a 40,000 square foot store for business, resulting in Deming and surrounding area now having three large grocery supermarkets. The potential effect of Peppers on the Company's grocery business is discussed in detail in Item 303 (Management's Discussion and Analysis of Financial Condition and Results of Operations). Competition in the grocery business is based primarily on price and selection; Farmers believes that it is competitive with respect to both of these factors. The Company did not make any significant changes in its grocery business during the past fiscal year.

     During the past fiscal year Farmers expanded its hardware business by moving it from a location adjoining the main supermarket to 40,000 square feet of leased space in a former KMart store on Highway 70-80 East in Deming, which the Company refurbished for the new operations. The new site, which opened for business in March, 1996, allows a greater selection of building materials and increased storage, while freeing parking spaces at the old site for grocery patrons. The lease term for the new site expires in 2002, and the lease contains options to renew for five additional terms of five years each. Farmers' hardware store is part of the True Value chain, and sells products under the True Value trademark. Farmers has two local major competitors for its hardware business, which are Foxworth-Galbraith Lumber Company and Surplus City, both of which are located in Deming. Competition in the hardware business is based on both price and selection.
Farmers believes that its prices are competitive, and that with its expanded inventory it may have a competitive advantage with respect to selection.

     All of Farmers' other retail operations are adjacent to the main supermarket. At the beginning of the fiscal year ended June 30, 1996, the craft and dry goods operations were operated as a V&S Franchise, which continued until the franchisor, Cotter and Company, discontinued its V&S division. Farmers then converted the store to a Ben Franklin franchise; however, the Ben Franklin franchisor filed Chapter 11 bankruptcy on July 26, 1996, and ceased supplying goods. Accordingly, the craft store is not currently operating under any franchise, but continues to conduct operations under the Ben Franklin trademark.

     The furniture and appliance store, which opened in June, 1996, is a new retail venture for Farmers.

     No other Farmers retail operations have experienced any significant changes in the past fiscal year.

     The Company plans to discontinue the operations of its electronics department and the furniture component of its furniture and appliance store during fiscal year 1997. See Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation). The total sales of the electronics and furniture departments combined made up approximately 2% of the retail sales of the Company.

     In addition to its retail operations, Farmers leases space to other retail business at the main supermarket site. These activities are discussed in more detail in Item 102 (Description of Property).

     Due mainly to the expansion of the hardware operations, Farmers increased its total employment over the last year. At the end of the fiscal year, Farmers employed 241 persons, compared with total employment of 179 persons at the end of the 1995 fiscal year. The Company intends to gradually reduce employment as part of a strategy to make the hardware business more profitable, and as a result of the anticipated discontinued operation of the electronics and furniture departments. See Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation).

     In the retail sales business in which the Company competes, inventory turnover is rapid and inventories must be maintained at high levels. However, neither the Company nor other businesses in the retail food industry have had problems maintaining the inventories at desired levels. Businesses like the Company are not dependent on any single customer or a small number of customers. The retail grocery business is not seasonal in nature; however, the Company's December sales are typically 1% to 2% higher than sales for other months. The Company has no material backlog orders.

     Sales revenues, operating profits or losses and other financial information for the last three fiscal years are shown on the financial statements attached to this report as described in
Item 14. Given the Company had a current year loss for tax purposes, and will able to carryback the loss to the fiscal years ended June 30, 1992 and June 30, 1993, an income tax benefit of $121,631 has been recorded in the current year statement of operations.

     Farmers does not foresee any unusual future expenses, except that the Company may be responsible for remediation of leakage from an underground storage tank at the auxiliary grocery store site at 402 North Gold Street. This potential liability is discussed under
Item 3 (Legal Proceedings).

Item 2.   Description of Property.

     The Company owns or leases the following properties:

     (1) A small shopping mall totalling approximately 60,300 square feet of retail space, located at 811 South Platinum Street, Deming, New Mexico, which the Company owns in fee. The property is the site of the Company's principal supermarket (approximately 24,000 square feet), its electronics store (approximately 2300 square feet), its clothing store (approximately 2400 square feet), its craft store (approximately 9000 square feet), its furniture and appliance store (approximately 10,000 square feet). The mall contains three additional retail areas totalling approximately 12,600 square feet of space that Farmers leases to separate tenants for retail purposes. The leases are generally for terms of several years. One of the current tenants is a Little Caesar's pizza franchise, which occupies approximately 1200 square feet. The remaining space is currently unoccupied, although one tenant is continuing to make rental payments. Most of the unoccupied space (approximately 7200 square feet) was the former site of a drugstore which filed Chapter 7 bankruptcy. Farmers expects the lease to be released from the bankruptcy estate in the near future, and is actively seeking one or more new tenants for this space. The Company does not anticipate any difficulty is obtaining new tenants.

     (2) The feed and farm supply store, which is located in an approximately 2500 square feet building across the street from the shopping mall, at 913 South Diamond Street.

     (3) An auxiliary grocery store with an attached laundromat, totalling together approximately 7000 square feet, which Farmers owns in fee. This building is located at 501
          North Gold Street, Deming, New Mexico.

     (4) The hardware store, consisting of approximately 40,000 square feet, which Farmers leases. The lease provides for an initial term that expires in 2002, with lease options for a total of 25 additional years. The leased premises, which are located on Highway 70-80 East in Deming, totalling 3.76 acres, including parking areas and associated grounds.

     (5) An 8.48-acre parcel of undeveloped land within the Deming city limits, adjoining the Columbus highway (State Route
          11).

Item 3.   Legal Proceedings.

     In addition to legal proceedings involving account collections and other matters in the ordinary course of business, the Company is currently involved, or may become involved, in the following legal matters.

     A. Tender Offer. On June 3, 1996, a tender offer (the "Tender Offer") was made for all outstanding shares of Farmers common stock. The bidders making the Tender Offer (the "Bidders") included two Farmers directors, John V. Brownfield and James Walter Donaldson, Jr., as well as the Company's independent auditor, Harold Morrow, who resigned his position on June 4, 1996. The other Bidders (excluding numerous persons who were listed in the Tender Offer for the sole purpose of holding legal title, as opposed to beneficial ownership, of purchased stock) were John Keck, Frederick H. Sherman, and Kenny Stevens. Mr. Stevens had been the General Manager of Farmers until his resignation on March 8, 1996, and at the time of the Tender Offer was employed by Farmers as a consultant. The Tender Offer was made without any prior notice by any of the Bidders.

     On June 20, 1996, Farmers filed a complaint against the Bidders, and a motion for injunctive relief, in the U.S. District Court for the District of New Mexico, in Albuquerque. In its complaint, and as the basis for its motion for injunctive relief, Farmers asserted that the Tender Offer violated Section 14(e) of the federal Securities Exchange Act of 1934. Specifically, Farmers claimed that Mr. Morrow's statement as a certified public accountant that the tender price of $50.00 per share is "fair", and a statement in the Tender Offer concerning the nature of the fiduciary responsibilities of directors, violate the prohibition in
Section 14(e) against making an "untrue statement of a material fact ... in connection with [a] tender offer". In addition, Farmers claimed that Mr. Morrow's resignation on June 4, 1996 was improperly delayed for the specific purpose of putting Farmers at the greatest possible disadvantage in responding to the Tender Offer, and that this action violated the Section 14(e) prohibition against "fraudulent, deceptive and manipulative acts or practices
 ... in connection with [a] tender offer".

     Following a hearing, the court issued a temporary restraining order (the "TRO") against the Bidders on June 21, 1996. The TRO prohibited the Bidders and any of their agents (and specifically including Mimbres Valley Abstract and Title Company, the depositary for the Tender Offer) "from accepting delivery of any shares of [Farmers] stock tendered in response to [the Tender Offer], or from purchasing any stock that may have been tendered prior to this temporary restraining order."

     Farmers subsequently entered into an agreement with the Bidders (the "Agreement") under which the Bidders agreed to extend the expiration date of the Tender Offer to September 16, 1996, and to amend the Tender Offer to state that "Morrow is not Farmers' outside accountant, and ... the representations about the fairness of the tender price in the Tender Offer do not reflect his judgment as a certified public accountant." In return, Farmers agreed to provide the Bidders a copy of a valuation report that the Company had commissioned, as well as certain other financial information as it became available.

     As a result of the Agreement, Farmers and the Bidders jointly petitioned the court to dissolve the TRO, which the court did on June 28, 1996. Farmers has not, however, withdrawn its complaint against the Bidders; nor has it served the complaint on any of the Bidders. Instead, it is the Company's intention to wait until October 18, 1996, the deadline for service of the complaint under Federal Rule of Civil Procedure 4(m), and to determine based on the facts and circumstances known then whether or not to prosecute its suit against any or all of the Bidders for damages. If the Company does decide to prosecute its case, it expects to assert other federal claims, as well as significant state claims against Messrs. Brownfield, Donaldson and Morrow.

     On September 12, 1996, the Bidders extended the Tender Offer to November 20, 1996, without, however, specifying a time of termination.

     Mr. Brownfield and Mr. Donaldson have continued as directors of Farmers, but have voluntarily abstained from any discussions or votes of the board of directors (the "Board") concerning the Tender Offer.

     B. Underground Storage Tank. Farmers' retail activities include sales of gasoline at the auxiliary grocery store location. The fuel is dispensed from underground storage tanks, which Farmers previously leased from a petroleum wholesaler. During the year, the leased tanks were removed and replaced with tanks that Farmers owns, at which time it was determined that one of the leased tanks had a hole towards the top which may have leaked when the tank was full or nearly full. The State Environment Department has indicated that corrective action may be required; however, the process has not proceeded beyond the investigative stage. Based on the location of the leak and the results of investigations to date, Farmers believes that the amount of leakage and the remediation required may be minimal; nevertheless, whether the regulatory authorities presently agree with this view or will agree in the future is unclear. Remediation expenses for leaking underground storage tanks may be significant, particularly if contamination of underground water is threatened.

     If remedial action is required, Farmers could have liability based on its status as an "operator" under the New Mexico Underground Storage Tank regulations (the "Regulations"). However, Farmers will vigorously pursue a claim for indemnity from the owner of the tank. If the Company is determined to be in compliance with the Regulations, it will also qualify for reimbursement from a "corrective action fund" established under the state Groundwater Protection Act, which would potentially pay for all but $10,000 of the Company's investigation and remediation expenses. On the other hand, the Company has not yet received a determination that it qualifies for reimbursement from the fund. In addition, the state has no obligation to reimburse parties if claims exceed the amount available in the fund, and current claims exceed the fund balance. Since, however, the fund is constantly replenished by a fee on petroleum products, the likely result of the present excess of claims is a delay in payment, rather than an outright denial of payment based on insufficient monies.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1996.

                             PART II

Item 5.   Market Price and Dividends on the Company's Common
          Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's common stock, and no public quotations for the stock. Accordingly, there is no verifiable record maintained of any stock prices. Sales of the Company's common stock, as indicated by changes in ownership on the Company's registration book, are infrequent. Price has been established historically by private party negotiations. Since the Company has no systematic or reliable method of determining share prices, the Company does not disseminate any specific information regarding price. The Company does not know the most recent sales price of its stock.

     In the Tender Offer, discussed above in Item 3, the Bidders stated that, to their knowledge, "the purchase price for previous purchases of [s]hares have historically ranged from $12.00 per [s]hare to as much as the par value price [of] $25.00 per [s]hare", except for one sale of $30.00 per share. Farmers does not have definite information about the accuracy or inaccuracy of these statements, but mentions them simply for whatever information they may provide. Under the Tender Offer, the Bidders have offered $50 per share. The Bidders reported that as of July 1, 1996, "approximately 871" shares had been tendered.

     On August 22, 1996, the Company released a valuation report (the "Valuation Report") prepared by Rogoff, Diamond & Walker LLP, an independent accounting firm, which indicated a value to the Bidders or another unified control group, if they acquired all of Farmers' stock, of $283 per share, and a value to shareholders, as of circumstances on June 3, 1996, of $106 per share. Farmers has no reliable information on trading of stock, or trading prices, since release of the valuation report. On September 12, 1996, the Bidders extended the Tender Offer until November 20, 1996. In the announcement of the extension, the Bidders stated that "[a]s of 9/9/96, there were approximately 1,486 shares tendered or controlled." Farmers does not believe that this disclosure, which apparently includes shares owned by the Bidders and affiliates prior to the Tender Offer, complies with the requirement under SEC Regulation 14e-1(d) to disclose "the approximate number of securities deposited" to the date of the extension notice. In any event, the Bidders' wording prevents Farmers from knowing how many additional shares were tendered to the Bidders after July 1, 1996, or how many shares that had been tendered were withdrawn.

     The Valuation Report attributed the large difference between the current value to shareholders and the value to a control group (the "Value Difference") to three factors: (1) a "minority discount" (i.e., the absence of a "control premium"), estimated to account for 37% of the Value Difference; (2) the lack of an active market for stock, estimated to account for 43% of the Value Difference; and (3) restrictions in the articles and bylaws on the amount of stock one person can own, estimated to account for 20% of the Value Difference. The Board believes that as long as Farmers is owned by a large number of shareholders, there seems little that can be done about the first factor; it is, in effect, the price to be paid for shareholder democracy. The second and third factors, however, are within the Company's power to change. A more active market might be encouraged by a number of actions, ranging from a Company referral service that would put potential buyers and sellers in contact with one another to listing Farmers stock on a regional or national stock exchange. Increasing the historical rate of dividends or buying back stock would also tend to increase market activity in Farmers' stock. The restrictions on share ownership can be rescinded by amendments of the articles and bylaws, which could either remove the restrictions at once or (to control share price volatility) in a series of stages.

     The Board is firmly of the opinion that actions should be taken to reduce the Value Difference. However, the Board believes that before such fundamental changes are implemented, there should be an opportunity for full discussion by all interested shareholders. Accordingly, the Board wishes to hear any and all comments of shareholders at the annual meeting on October 16, 1996, following which the Board expects to implement certain policies to at least increase the market activity in Company stock. The Board notes, however, that it has not placed a vote on an amendment of the articles on the agenda of the October 16, 1996 annual meeting. Instead, the Board expects to place one or more proposals relating to amendment of the ownership restriction in the articles before shareholders at the 1997 annual meeting.

     In addition to the measures discussed above, the Bidders have proposed, in a letter dated September 12, 1996 to the Board, three other actions pertaining to Farmers stock and shareholders' rights. First, the Bidders propose that Farmers adopt cumulative voting. Second, the Bidders propose that the Company buy back fractional shares. Third, the Bidders propose that Farmers decrease the number of shareholders in order to avoid "the expensive and burdensome requirements of the Securities and Exchange Commission." The Board believes that all of these proposals should be discussed by the shareholders. However, the Board notes that cumulative voting would require an amendment of the articles, and that, as noted above, votes on amendments of the articles will not be considered at the October 16, 1996 meeting. With respect to the SEC requirements, the Board believes that deregistration could potentially result in significant savings for Farmers. On the other hand, under current SEC regulations, the number of shareholders would have to be reduced to less than 300 before deregistration could occur. While the number of shareholders may (or may not) be reduced as a result of a more active market, a program to buy out the interests of shareholders to reduce their number could be very expensive. In addition, the Board believes that the SEC requirements, although quite burdensome, nevertheless ensure certain procedures and availability of information that may be of significant value to shareholders.

     As of August 27, 1996, there were 845 holders of record of the common stock of the Company. The Company's common stock is the only authorized class of equity of the Company.

     A $1.00 per share dividend was declared for both the 1994 fiscal year and for the 1995 fiscal year. In light of the operating loss for the 1996 fiscal year, the Board does not expect to approve a dividend this year.

Item 6.   Selected Financial Data.

 The following table highlights selected financial data for the Company over the past five fiscal years.


                                1996            1995           1994
Sales Revenue              $21,949,927      $19,615,130   $18,596,846
Net Income (Loss)            (197,678)          425,420       242,848
Income (Loss) per              (14.35)            30.08         17.63
   Common Share
Total Assets                 6,468,528        4,707,733     4,507,345
Long-Term Debt and
     Capital Leases          2,228,662        1,031,659     1,212,327
Cash Dividends Declared
     per Share                     ---             1.00          1.00


                               1993               1992
Sales Revenue              $16,955,470      $16,347,288
Net Income                     222,692          219,612
Income per Common Share          16.17            15.94
Total Assets                 4,346,146        4,573,133
Long-Term Debt and
     Capital Leases          1,489,068        1,561,900
Cash Dividends Declared
     per Share                    1.00             1.00

     There are no factors such accounting changes, business combinations or dispositions of business operations that would materially affect the comparability of the information provided immediately above for the past five fiscal years.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     General. The Company has a current ratio of 1.83 to 1 as of June 30, 1996. The inventory turnover rate was 6.89 for the current fiscal year. The fiscal years ending June 30, 1995 and June 30, 1994 had current ratios of 2.09 to 1 and 1.97 to 1 respectively, and inventory turnover rates of 6.91 and 7.12, respectively.

     The capital resources which will be required to repay the Company's indebtedness will come mainly from operating cash flows. The Company's liquidity will improve in the long-term as debt is paid off.

     During fiscal year 1996 liquidity of $275,448 was used by operations. The expansion of the hardware operation was the only major capital expenditure in fiscal year 1996.

     The Company showed a loss from operations for fiscal year ending June 30, 1996 of $417,996. This is a decrease from the prior year's profit from operations of $619,613. The Company had an increase in interest expense due to an increase in debt during the year, primarily arising from the hardware expansion. Debt obligations are being paid off over a five-year period.

     Financial condition and results of operations. Farmers' total sales in fiscal year 1996 increased by a healthy 11.90% over sales in the previous fiscal year, reflecting increases in the grocery business (up 4.84%), the hardware business (up 25.50%), and all other retail activities (up 35.07%). On the other hand, costs associated with the expansion of the hardware business and the opening of the furniture and appliance store were also significant, resulting in Farmers showing a loss of $319,309 before taxes, as opposed to a pre-tax profit of $675,517 in fiscal year 1995. The grocery business, whose operation was not significantly changed in fiscal year 1996, continued to show a profit (of $276,629), but the hardware business and other retail activities, which showed such large increases in sales, showed disproportionate increases in costs, resulting in net losses of $272,088 attributable to the hardware business and $323,850 attributable to other activities. (Grocery, hardware and other net income before taxes is calculated based on sales from the individual department minus all operating expenses directly traceable to the department less corporate overhead expenses allocated to each department. The overhead allocation is based on each department's gross profit percentage.)

     Although certain of the increased expenses are non-recurring, the Board recognizes that the expansion of the hardware business and other activities over the past year will require changes in operating strategy to prevent continuing excessive costs associated with the new activities. Part of the necessary strategy involves a better identification of product lines that are profitable as opposed to those that are unprofitable. For example, the hardware expansion included a significant increase in number and variety of items carried in stock, but it is now apparent that a winnowing is needed to eliminate certain items that sell slowly and/or have low profit margins.

     The Board has also determined that certain retail categories should be eliminated entirely to help control costs. Accordingly, the Board expects to sell or liquidate its electronics business, which historically has been a poor financial performer. In addition, the Board intends to eliminate or (preferably) sell the furniture business, which has not shown promise, and move the appliance business into the hardware store. The furniture business is outside Farmers' traditional scope of retail activity, and the Company has been unable to apply its business experience to good effect in this area.

     The total number of permanent employees at the end of the year was 241, a 34.6% increase over the corresponding number at the end of fiscal year 1995. In connection with the cost-reduction activities discussed above, the Company has reduced the current number of permanent employees to approximately 232, and expects to gradually reduce employment over the coming year to a level of approximately 200 permanent employees. To avoid an adverse effect on employee morale, such reduction in employment will be done through normal attrition as much as possible, or through lay-offs of newer employees.

     The Board believes that once the excessive costs associated with the expanded hardware business and other non-grocery activities are controlled, these portions of the Company's business will return to their historical profitability, and, in the case of the hardware business, will consistently exceed its historical rate of net return.

     The grocery business remains the principal source of Farmers' sales and income. Grocery net income before taxes was less in fiscal year 1996 ($276,629) than in recent years ($483,664 and $332,961 in fiscal years 1995 and 1994, respectively). Total grocery sales increased 4.84%, which is less than the rate of increase of the two preceding years (8.58% and 7.45%). The total sales, however, only reflect a few days of competitive effect of Peppers, which opening in late June, just before the end of the fiscal year. Since Peppers increases the number of major supermarkets in the market area from two to three, the Board anticipates that grocery sales for fiscal year 1997 will decline. Nevertheless, the Board believes that customer loyalty and its competitive prices will keep the decrease to a minimum, and that even with a decrease in sales the grocery business can be kept profitable by decreasing labor costs proportionally. The Board also notes that population growth in Luna County has been strong in recent years, and that a greater pool of customers may play a strong role in offsetting the effect of competition from Peppers.

     The Board also expects increased income from the hardware and other retail activities to offset possible decreases in grocery sales. Although cash activity figures subsequent to June 30, 1996 are preliminary and not audited, estimated total Company cash activity from all operations for the period June 30, 1996 to August 15, 1996 are 92.9% of total cash activity in the corresponding period in 1995. Although this is clearly a decrease, it is not a precipitous one. Furthermore, the Board expects that Peppers may initially attract some customers through its novelty, but that as time passes such benefit will wane.

     Liquidity. Farmers ended the fiscal year with inventory levels higher than they have been in any of the three previous years, which significantly affected liquidity and contributed to increases in interest and other carrying costs. Generally, the high inventory levels occurred in three areas. First, the hardware expansion was characterized by both a significant increase in product lines and numbers of items in stock for existing product lines. Results since the new store opened in March have shown that some product lines have not sold as well as anticipated. Second, premature shipments by Ben Franklin arising from its bankruptcy filing have created a large inventory for the craft store. The management of the Company has written down inventories of the craft store to estimated net realizable value. Third, considerable investment was required to stock the furniture and appliance store, and such products have had a slow turnover.

     The excess inventory in the grocery business and for the craft store were or are temporary, and were or will be reduced through sales in the ordinary course of business. The stock of the furniture department will be eliminated when that business is discontinued. The high levels of hardware inventory, on the other hand, will be addressed primarily through an analysis of the profitability of each product line and the elimination or reduction in stocking levels of products that do not produce enough revenue to justify their continuance or inventory levels.

     Farmers is also reassessing its generous credit terms. The Board intends to review its credit policy to determine ways in which the total amount of credit outstanding at any one time may be reduced without significantly affecting the sales that the current credit policy promotes.

     Capital resources. No major capital expenditures are planned for fiscal year 1997. The Company plants to eliminate, liquidate, or (preferably) sell the furniture and electronics businesses, which is not anticipated to result in significant losses (if any). The Company is also in the process of negotiating additional short term borrowings to fund short term working capital needs.

Item 8.   Financial Statements and Supplementary Data.

     Financial statements required by Regulation S-X are attached to this report as described in Item 14.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

     Information on the Company's independent accountant will be included under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement relating to the annual meeting of shareholders to be held on October 16, 1996.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

1. John V. Brownfield, age 48, has been a director of the Company since 1980. His occupation for the last five years has been ranching. He is a director of Sun Products, Inc., a local chile dehydrating company. His term as director ends in 1998.

2. James W. Donaldson, Jr., age 47, has been a director of the Company since 1978 and has been Farmers' Treasurer since 1995. His principal occupation for the last five years has been farming. Mr. Donaldson is also a director and vice-president of Sun Products, Inc., a local chile dehydrating company.
     From 1989 to 1995 he acted as the manager of Sun Products. Previously he was employed as an engineer for LTV Corporation. Mr. Donaldson's term as director ends in 1997.

3. Jim T. Hyatt, age 44, has been a director of the Company since 1993. His occupation for the last five years has been ranching. He is a partner in Hyatt & Hyatt, a general partnership, and president of Quartzite, Inc. Both Hyatt &
     Hyatt and Quartzite, Inc. are ranching businesses.  Mr.
     Hyatt's terms as director ends in 1998.

4. William R. Johnson, III, age 46, has been a director of the Company since 1993. His occupation for last five years has been farming and ranching. He is a partner in W. R. Johnson and Sons, a general partnership in the business of farming and ranching, and a director of Carzalia Valley Gin, Inc., a corporation involved in processing of agricultural products. Mr. Johnson's directorship ends in 1998.

5. James E. Keeler, age 63, has been a director of the Company since 1968, and President since 1993. He is Chairman of the Board of Directors. His occupation for the last five years has been farming and the operation of a produce business. His term as director ends in 1997.

6. Judy Phillips, age 81, has been a director of the Company since 1974. She has been the Company Secretary since 1993.
     Ms. Phillips is a homemaker and has had no previous business experience. Her directorship ends in 1998.

7. Douglas Tharp, age 76, has been a director of the Company since 1973 and Vice-President since 1993. Mr. Tharp's regular occupations for the past five years include general manager of a cotton compressing operation for Roundtree Cotton Company in Deming, part-time rancher, and self-employed auctioneer. His directorship ends in 1997.

8. Officer: Daniel V. Gonzales, age 36, has been general manager of the Company and board secretary since 1996. In his position he generally supervises and directs all of the departments of the Company's business and makes all personnel decisions. From 1984 to 1996, he was assistant general manager of the Company. As assistant general manager, he worked under the direct supervision of the general manager and implemented management decisions made by the general manager. Prior to his employment as assistant general manager, he was the head of the grocery department of the Farmers for over four years and was responsible for ordering, stocking and general operation of the grocery department. Mr. Gonzales has been an employee of Farmers in different capacities since 1978.

     There are no known arrangements or understandings between any nominee, director, or officer and any other person pursuant to which they were or are to be selected as an officer or director. There are no family relationships between any of the directors or officers. There are no directors who hold directorships in any other company with a class of stock registered under the Securities Exchange Act of 1934 or any company registered as an investment company.

     The Company has no standing audit, nominating or compensation committees. During the fiscal year ended June 30, 1996 the Board of Directors held seven regular meetings and six special meetings.

     Section 16(a) Compliance. Based on a review of the relevant reporting forms furnished to the Company, there were no late reports concerning reportable transactions.

Item 11.  Executive Compensation

    Directors of the Company receive the sum of $100 per regular meeting attended, and no other compensation. During the 1996 fiscal year the board of directors held seven regular meetings.
The following table sets forth compensation paid to Kenneth E. Stevens and Daniel Gonzales, General Managers, who are the Company's only paid "executive officer" as that term is used in
Item 402 of Regulation S-K under the Securities Exchange Act of 1934. Mr. Stevens served as General Manager of the Company until March 8, 1996, and was employed as consultant with the Company from March 18, 1996 until June 30, 1996. Mr. Stevens is no longer employed by the Company in any capacity. Mr. Gonzales served as Assistant General Manager until March 18, 1996, and has subsequently served as General Manager. The following tables include all compensation paid to Messrs. Stevens and Gonzales during the time indicated, regardless of their positions.

                   SUMMARY COMPENSATION TABLE

        (A)             (B)       (C)        (D)          (E)
Name and Principal     Fiscal     Salary     Bonus    Other Annual
     Position           Year                          Compensation
Kenneth E. Stevens,     1996    $60,000      -0-          -0-
General Manager &       1995     60,000      -0-          -0-
Consultant              1994     54,270      -0-          -0-

Daniel Gonzales,        1996    $51,194      -0-          -0-
General Manager         1995     40,000      -0-          -0-
                        1994     37,700      -0-          -0-

     Mr. Gonzales serves as general manager of the Company at will, without an employment agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person know to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Security Ownership of Certain Beneficial Owners and
Management: in the Company's definitive Proxy Statement relating to the annual meeting of shareholders to be held on October 16, 1996.

Item 13.  Certain Relationships and Related Transactions.

     None of the reporting requirements of Item 404 of Regulation
S-K are applicable to this report.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

     The documents listed below are filed as part of this report and attached hereto.

     1.   Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

               Report of Independent Public Accountants

               Balance Sheets as of June 30, 1996

               Statements of Operations for the year ended June
               30, 1996

               Statements of Stockholders' Equity for the year ended 1996

               Statements of Cash Flows for the year ended June
               30, 1996

               Notes to Financial Statements

          (ii) Financial Statement Schedules

                    None.

     2.   Reports on Form 8-K.  The following reports on Form 8-K
were filed during the last quarter of fiscal year 1996:  (1)
Report dated June 4, 1996 (filed June 11, 1996), reporting the resignation of Morrow and the appointment of William D. Kennon, CPA as the replacement independent accountant of the Company; and (2)
Report dated June 12, 1996, and filed June 18, 1996, reporting the dual appointment of both William D. Kennon, CPA and Arthur Andersen
LLP as independent accountants of the Company.

     3.   Exhibits required by Item 601.  All exhibits required by
Item 601 of Regulation S-K which are applicable to the Company and currently in effect are incorporated by reference as follows:

          Exhibits 3.1 and 3.2:  Articles of Incorporation and
     Bylaws of Mimbres Valley Farmers Association, Inc., as currently in effect, were filed as an exhibit to the Company's registration statement filed in 1985 and are incorporated herein by reference.

          Exhibit 9: An "Agreement between Purchasers", which was filed as an exhibit to a Schedule 14D-1 filed by the Bidders on June 4, 1996, is incorporated herein by reference.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 30, 1996.

                                   MIMBRES VALLEY FARMERS
                                   ASSOCIATION, INC.



                                   By: JAMES E. KEELER
                                   James E. Keeler
                                   President and Chairman of the
                                   Board



                                   By: DANIEL GONZALES
                                   Daniel Gonzales, General
                                   Manager, Financial and
                                   Accounting Officer












     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and the dates indicated.

                                        Date

______________________________     September 30, 1996
John W. Brownfield, Director


______________________________     September 30, 1996
James W. Donaldson, Jr.,
  Director and Treasurer

Jim T. Hyatt
______________________________     September 30, 1996
Jim T. Hyatt, Director

William R. Johnson, III
______________________________     September 30, 1996
William R. Johnson, III,
  Director

James E. Keeler
______________________________     September 30, 1996
James E. Keeler, Director,
  Chairman of the Board and
  President

Judy Phillips
______________________________     September 30, 1996
Judy Phillips, Director and
  Secretary

Douglas Tharp
______________________________     September 30, 1996
Douglas Tharp, Director and
Vice-President

                          EXHIBIT INDEX


 Exhibit Number      Nature of Exhibit            Page

       3.1      Articles of Incorporation       Incorporated
                                                by reference

       3.2                Bylaws                Incorporated
                                                by reference

        9          Voting Trust Agreement       Incorporated
                                                by reference
