Form 10QSB
period 1996-09-30
MIMBRES VALLEY FARMERS ASSOC INC
filed 1996-11-22
CIK 781889

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,
1996



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
                         (505) 546-2769




     Check whether the issuer (1) filed all reports required to be filed by Section or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No


     As of November 15, 1996, 13,776 shares of Common Stock of
Mimbres Valley Farmers Association, Inc. ("Farmers" or the
"Company") were outstanding.


     Transitional small business disclosure format:  Yes     No X

                             PART I


Item 1.   Financial Statements


                          BALANCE SHEET
                       September 30, 1996

                            UNAUDITED


                             ASSETS

CURRENT ASSETS:

Account receivables net of allowance for
  doubtful accounts $18,852                            $  380,513
Inventories net of reserve for
  inventory discounts $150,000                          3,050,353
Prepaid expenses                                          164,467
Prepaid income taxes                                      158,182

      TOTAL CURRENT ASSETS                              3,753,514


PROPERTY AND EQUIPMENT

Land                                                       80,203
Buildings and improvements                              2,360,145
Leasehold improvements                                     51,669
Rental property                                         1,295,428
Furniture, fixtures & equipment                         2,850,008
                                                        5,342,025
Less accumulated depreciation                           3,071,639

     NET PROPERTY AND EQUIPMENT                         2,270,386


OTHER ASSETS

Investment in supplier                                     68,051
Note receivable--supplier                                  59,667
Intangibles, net of amortization                           17,771

     TOTAL OTHER ASSETS                                   145,489

                                                       $6,169,389


                          BALANCE SHEET
                       September 30, 1996

                            UNAUDITED

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and bank overdraft                    $1,286,512
Accrued expenses:                                         276,130
Notes Payable                                             112,096
Current installments and
  maturities of long-term debt                            364,471

     TOTAL CURRENT LIABILITIES                          2,039,209

LONG-TERM DEBT LESS CURRENT PORTION                     1,702,936

DEFERRED INCOME TAXES                                      37,537

     TOTAL LIABILITIES                                  3,779,682


STOCKHOLDERS' EQUITY

Common stock, $25 par--shares
  authorized 500,000; 13,910
  issued and 13,1776 outstanding                          347,750
Retained earnings                                       1,968,748
Year to date earnings                                      76,560
Treasury shares                                           (3,350)

TOTAL STOCKHOLDERS' EQUITY                              2,389,707


                                                       $6,169,389

           STATEMENTS OF INCOME AND RETAINED EARNINGS
                Quarter Ended September 30, 1996

                            UNAUDITED

NET SALES                                             $5,064,372

COST OF SALES                                          3,765,342

     Gross profit on sales                             1,299,030

SELLING GENERAL AND ADMINISTRATIVE EXPENSES            1,195,699

     Operating income                                    103,331

OTHER INCOME (EXPENSE)

     Patronage rebates and commissions                    36,810
     Rent income                                          12,197
     Interest                                                725
     Interest expense                                    (51,655)
     Miscellaneous                                        20,117

          Income before income taxes                     121,524

INCOME TAXES (REDUCTION)                                (44,964)

NET INCOME                                                76,560

RETAINED EARNINGS

     Beginning of quarter                              1,968,748

     End of quarter                                   $2,045,308


NET INCOME PER COMMON SHARE                                   $6

                     STATEMENT OF CASH FLOWS
                Quarter Ended September 30, 1996

                            UNAUDITED

OPERATING ACTIVITIES
     Net income                                        $  76,560
     Adjustments to reconcile net income
       to net cash provided by (used for)
       operating activities:
          Depreciation and amortization                   77,335
          Decrease in accrued expenses                   (99,167)
          Increase in income taxes                        44,964
          Decrease in accounts receivable trade          126,122
          Increase in inventories                       (187,035)
          Decrease in prepaid expenses                    16,952
          Decrease in accounts payable and
            bank overdraft                              (272,337)

     Net cash used by operating activities              (216,606)

INVESTING ACTIVITIES
     Property and equipment additions                    (27,398)

FINANCING ACTIVITIES
     Proceeds from long term borrowing                     5,648
     Repayment of long term borrowing                    (54,807)

     Net cash used for financing
       activities                                        (49,159)

DECREASE IN CASH EQUIVALENTS                            (293,163)

CASH AND EQUIVALENTS
     Beginning of period                                 293,163

     End of period                                            $0

                  NOTES TO FINANCIAL STATEMENTS
                Quarter Ended September 30, 1996


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

     Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc. ("Farmers" or the "Company"), a New Mexico corporation, currently operates two retail food stores, a hardware store, a franchised craft store, a furniture and appliance store, a franchised electronics store, a clothing store and a feed store. The Company also leases certain retail space to unrelated parties, operates a self-service laundry and, as a seasonal operation, the Company cleans, packages and markets dry beans for area farmers. All operations are located in Deming, New Mexico ("Deming"). The economy of Deming is dependent mainly on agriculture and related agri-business.

     Use of Estimates

     The accompanying financial statements include estimates and assumptions made by management that affect the carrying amounts of assets and liabilities, reported amounts of revenues and expense, and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

     Financial Statement Preparation

     These financial statements were prepared on the same basis as those contained in the June 30, 1996 Form 10-K. These quarterly results may not be indicative of a twelve month period.

     Cash

     The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

     Accounts Receivable and Allowance for Doubtful Accounts

     The Company grants credit to customers, substantially all of whom are residents of Deming. Management of the Company has established an allowance for doubtful accounts to cover losses inherent in the accounts receivable portfolio. Ultimate losses may vary from the current estimates.

     Property and Equipment

     Property and equipment are stated at cost including capitalized interest and labor incurred to construct major additions and are depreciated on a straight-line basis over the estimated useful lives of the respective assets. No interest was capitalized in the year quarter ended September 30, 1996 as the amounts were insignificant.

     Capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the property or the lease term. The estimated useful lives for property and equipment are as follows:

          Buildings-30 years
          Furniture, fixtures and equipment-3 to 10 years
          Leasehold improvements-5 years

     Gains and losses upon retirement or disposal of property and equipment are recognized as incurred. Additions and major improvements are capitalized, and repairs and maintenance, and minor improvements are expensed as incurred.

     Inventories

     Inventories, which represent merchandise available for sale, are stated at the lower of market or cost determined on a first-in, first-out (FIFO) basis.

     Advertising

     The Company expenses costs of advertising when the cost is incurred. At September 30, 1996, the advertising expense was $70,410.

     Income Taxes

     The Company records deferred income taxes to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

     Net Income per Common Share

     Net income per share is computed by dividing the net income by the number of shares of common stock outstanding for the quarter ended September 30, 1996.

2.   NOTES RECEIVABLE-SUPPLIER:

     The notes receivable-supplier at September 30, 1996 have maturities which range from December 1996 to December 2000 and have interest rates ranging from 6.5% to 9.5%. The fair value of the notes receivable-supplies approximate their carrying value.

3.   INVESTMENTS IN SUPPLIER:

     Investments in supplier, at cost, as of September 30, 1996, consist of the following:

     663 shares of Class B non-voting stock               $67,051
     10 shares of Class A non-voting stock                  1,000
                                                          $68,051

4.   LONG TERM DEBT AND CAPITAL LEASES:

     Long term debt and capital leases as of September 30, 1996, consists of the following:

     Fixed rate notes payable to Norwest Bank
     ("Bank"), due in monthly installments ranging
     from $896 to $16,788 with a balloon payment of
     $1,314,459 due on January, 24, 2001.  Interest
     as rates ranging from 8.95% to 9.90%, and
     secured by real estate mortgages and property
     and equipment.                                    $1,806,651

     Capital leases                                       135,587

     Note payable to Supplier, due in monthly
     installments ranging from $272 to $2,322.
     Interest rates ranging from 8.00% to 10.50%,
     secured by equipment and notes receivable-
     supplier.                                            105,882

     Other notes payable                                   19,288
                                                        2,067,408
     Less:  Current portion                               364,471
                                                       $1,702,937

     Certain of the fixed rate notes payable to Bank require the Company to comply with debt covenants including, but not limited to: (a) minimum working capital balance at June 30, 1996 or $1.2 million or greater and (b) total liabilities to net worth of 1.15 to 1 or lower. The Company is in compliance with all debt covenants at June 30, 1996 with the exception of the covenant which requires total liabilities to net worth of
     1.15 to 1 or lower. The Company has obtained a waiver from the Bank for this covenant.

5.   SUPPLIER BANKRUPTCY:

     During the fiscal year ended June 30, 1996, the franchisor of the supplier of the Company's craft store filed for bankruptcy reorganization under Chapter 11 of the Federal Bankruptcy Code. Sales of inventory for this franchise represented approximately 3% of the Company's revenue for fiscal year 1996. The Company has recently contracted with various other suppliers to ensure a continued supply of inventory for the craft store. Management believes that the operations of the craft store will not be significantly impacted if the supplier emerges from bankruptcy of if the Company continues to purchase goods from other supplier sources.

6.   MAJOR SUPPLIERS:

     A substantial portion of the inventory of the Company is purchased from a limited number of suppliers. During the year ended June 30, 1996, two such supplier accounted for 64% of inventory purchases. In addition, certain related parties of the Company are guarantors for amounts outstanding to certain major suppliers.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     General. The Company has a current ratio of 1.72 to 1 as of September 30, 1996. The annualized inventory turnover rate was
4.92 for the current quarter. The quarter ending September 30, 1995 had a current ratio of 2.2 to 1 and an annualized inventory turnover rate of 6.05.

     The capital resources which will be required to repay the Company's indebtedness will come mainly from operating cash flows. The Company's liquidity will improve in the long-term as debt is paid off.

     During the first quarter of fiscal year 1996, liquidity of $136,388 was used by operations. The only major capital expenditure of the quarter was for property and equipment additions ($27,398).

     The Company showed income of $103,331 from operations for the quarter ending September 30, 1996. This is a decrease from the prior year's first quarter profit from operations of $191,675. The Company had an increase in interest expense due to an increase in debt during the previous fiscal year, primarily arising from the hardware expansion. Debt obligations are being paid off over a five-year period.

     Financial condition and results of operations.    Farmers'
total sales in the first quarter decreased as compared with sales in the first quarter of the previous year, reflecting a decline in grocery sales (down 19.67%), an increase in hardware sales (up 46.95%), and an increase in all other sales (up 11.17%). On the other hand, costs associated with the sales decreased as compared with the same costs for 9/30/95 (down 9.13%) and resulted in income before taxes of $121,524.

     The Board expects to sell of liquidate certain retail categories. For example, the electronics business has been a poor financial performer. In addition, the Board intends to eliminate or (preferably) sell the furniture business, which has not shown promise, and move the appliance business into the hardware store. The furniture business is outside Farmers' traditional scope of retail activity, and the Company has been unable to apply its business experience to good effect in this area.

     The total number of permanent employees at the end of the quarter was 205, a 14.94% decrease of the corresponding number at the end of the fourth quarter of the 1995 fiscal year. The decrease is a result of the cost reduction activities the Company has instituted to prevent the continuation of excessive costs associated with new activities started in Fiscal Year 1995. Further reductions in the number of permanent employees are expected when the retail categories, discussed above, are eliminated. In as much as possible, the reduction in employment will be done through normal attrition.

     The Board believes that once the excessive costs associated with the expanded hardware business and other non-grocery activities are controlled, these portions of the Company's business will return to their historical profitability, and, in the case of the hardware business, will consistently exceed its historical rate of net return.

     The grocery business is the principal source of Farmers' sales and income. Grocery net income before taxes was $494,069 in the first quarter of fiscal year 1996. Total grocery sales were $3,085,132 for the first quarter. Total grocery sales declined 19.67% from the same time last year. The total sales reflect the competitive effect of Peppers, which opened in late June, just before the end of the previous fiscal year in June. In addition, Furrs started a frequent shopper program early in the summer.
Since Peppers increases the number of major supermarkets in the market area from two to three, the Board anticipates that grocery sales for fiscal year 1997 will decline. Nevertheless, the Board believes that customer loyalty and its competitive prices will keep the decrease to a minimum, and that even with a decrease in sales the grocery business can be kept profitable by decreasing labor costs proportionally. The Board also notes that population growth in Luna County has been strong in recent years, and that a greater pool of customers may play a strong role in offsetting the effect of competition from Peppers.

     The Board also expects increased income from the hardware and other retail activities to offset possible decreases in grocery sales. The gross profit from the hardware store increased over last year's first quarter results by 45%.

     Liquidity.     Farmers ended the quarter with inventory levels
higher than they have been in any of the three previous years, which significantly affected liquidity and contributed to increases in interest and other carrying costs. Generally the high inventory levels occurred in three areas. First, the hardware expansion was characterized by both a significant increase in product lines and numbers of items in stock for existing product lines. Results since the new store opened in March have shown that some product lines have not sold as well as anticipated. Second, premature shipments by Ben Franklin arising from its bankruptcy filing have created a large inventory for the craft store. The management of the Company has written down inventories of the craft store to estimated net realizable value. Third, considerable investment was required to stock the furniture and appliance store, and such products have had a low turnover.

     The Management of the Company has written down inventory to net realizable value and established a reserve to account for any future mark downs due to discontinued operations. The stock of the furniture department will be eliminated when that business is discontinued. The high levels of hardware inventory, on the other hand, will be addressed primarily through an analysis of the profitability of each product line and the elimination or reduction in stocking levels of products that do not produce enough revenue to justify their continuance or inventory levels.

     Farmers is also reassessing its generous credit terms. The Board intends to review its credit policy to determine ways in which the total amount of credit outstanding at any one time may be reduced without significantly affecting the sales that the current credit policy promotes.

     Capital resources. No major capital expenditures, other than the aforementioned property and equipment ($27,398) were made in the first quarter. The Company plans to eliminate, liquidate, or (preferably) sell the furniture and electronics businesses, which is not anticipated to result in significant losses (if any). The Company has negotiated additional short term borrowings of $300,000 to fund short term working capital needs.


                             PART II

Item 1.   Legal Proceedings

     Disposition of Tender Offer. On June 3, 1996, a tender offer (the "Tender Offer") was made for all outstanding shares of Farmers common stock. The bidders making the Tender Offer (the "Bidders") included two Farmers directors, John V. Brownfield and James Walter Donaldson, Jr., as well as the Company's independent auditor, Harold Morrow, who resigned his position on June 4, 1996. The other Bidders (excluding numerous persons who were listed in the Tender Offer for the sole purpose of holding legal title, as opposed to beneficial ownership, of purchased stock) were John Keck, Frederick H. Sherman, and Kenny Stevens. Mr. Stevens had been the General Manager of Farmers until his resignation on March 8, 1996, and at the time of the Tender Offer was employed by Farmers as a consultant. The Tender Offer was made without any prior notice by any of the Bidders.

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

     On September 12, 1996, the Bidders extended the Tender Offer to November 20, 1996.

     On October 2, 1996, Farmers and the Bidders entered into a settlement agreement (the "Settlement Agreement"), under which the Bidders (1) agreed to withdraw the Tender Offer within ten days of the date of the Settlement Agreement, (2) represented that they had not purchased, and agreed that they would not purchase, any shares tendered under the Tender Offer, (3) released Farmers, its directors, officers, employees, agents and shareholders from any and all claims arising out of or related to the Tender Offer, and
(4) released Farmers from any and all claims arising from any actions or occurrences prior to the date of the Settlement Agreement. In addition, Harold Morrow agreed to fully cooperate in any accounting or financial investigation that may be made by Farmers pertaining to the period when Mr. Morrow was Farmers' independent accountant.

     In return, Farmers (1) agreed to dismiss with prejudice, within ten days of the date of the Settlement Agreement, the suit that Farmers filed against the Bidders in federal court on June 20, 1996, and (2) released the Bidders from any and all claims arising from actions or occurrences prior to the date of the Settlement Agreement. Farmers and the Bidders each agreed to bear their own expenses arising out of or relating to the Tender Offer. The Settlement Agreement did not address any other matters.

     Pursuant to the Settlement Agreement, Farmers has dismissed its suit, and the Bidders have filed notice of the withdrawal of the Tender Offer with the SEC.

     Farmers believes that the Settlement Agreement, which eliminates a costly and time-consuming drain on the Company's resources, is in the best interests of both Farmers and its shareholders.


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on October 16, 1996. At the meeting, a vote was held on the confirmation of the appointment of William B. Kennon, CPA, and Arthur Andersen LLP as the Company's independent auditors. The appointments were confirmed by a vote of 3328 in favor and 224 against, with 45 abstentions.


Item 5.  Other Information.

     On October 16, 1996, J.W. Donaldson, Jr., one of the Company's directors who participated in making the Tender Offer, submitted his resignation as director effective that date. The entire text of the resignation is as follows: "I, J.W. Donaldson, resign from the Board of Directors of Farmers, Inc. as of 10/16/96. (Signature)." The Board has not yet appointed anyone to fill Mr. Donaldson's position.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-B.

          (3)(i) & (ii)  Articles of Incorporation and Bylaws of
Mimbres Valley Farmers Association, Inc., as currently in effect, were filed as an exhibit to the Company's registration statement filed in 1985 and are incorporated herein by reference.

          (27) The Financial Statements are included in Part I of this Form 10-QSB. A Financial Data Schedule is submitted electronically as Exhibit 27 to this Form 10-QSB.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the first quarter of fiscal year 1997: (1) Report dated August 2, 1996 (filed August 5, 1996), concerning response of Morrow & Company to a report on Form 8-K dated June 4, 1996, which reported Morrow & Company's resignation as Farmer's independent auditor; and (2) Report dated September 5, 1996 (filed September 12, 1996) pertaining to temporary and preliminary financial information delivered to the Bidders under the terms of a June 25, 1996 agreement between Farmers and the Bidders.

PAGE

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 1996.

                              MIMBRES VALLEY FARMERS ASSOCIATION,
                              INC.



                              By James E. Keeler
                                James E. Keeler
                                President and Chairman of the
                                Board



                              By Daniel Gonzales
                                Daniel Gonzales, General Manager,
                                Financial and Accounting Officer