Form 10QSB
period 1996-12-31
MIMBRES VALLEY FARMERS ASSOC INC
filed 1997-02-14
CIK 781889

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31,
1996



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


     As of February 14, 1997, 13,776 shares of Common Stock of
Mimbres Valley Farmers Association, Inc. ("Farmers" or the
"Company") were outstanding.


     Transitional small business disclosure format:  Yes     No X

                             PART I

Item 1.   Financial Statements


            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
                          BALANCE SHEET
               December 31, 1996 and June 30, 1996


                             ASSETS


CURRENT ASSETS:                    DEC 96         JUNE 96
                                   Unaudited      Audited

Cash and equivalents               $275,978       $293,163
Trade and related party
  receivables net of allowance
  for doubtful accounts of
  $18,852 at December 31,
  1996 and June 30, 1996           453,827        506,635
Inventories net of reserve
  at December 31, 1996 for
  obsolete inventory of $23,467    2,262,971      2,863,318
Prepaid expenses                   132,171        89,799
Prepaid income taxes               316,010        249,801

     TOTAL CURRENT ASSETS          3,440,957      4,002,716

Plant, Property and Equipment      5,316,502      5,314,627
Accumulated Depreciation           3,147,568      2,994,421

NET PROPERTY AND EQUIPMENT         2,168,934      2,320,206


OTHER NON-CURRENT ASSETS

Investment in supplier             68,051         68,051
Note receivable-supplier           59,667         59,667
Intangibles, net of
  amortization                     17,654         17,888

     TOTAL OTHER NON-CURRENT
      ASSETS                       145,372        145,606


                                   $5,755,263     $6,468,528

            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
                          BALANCE SHEET
               December 31, 1996 and June 30, 1996


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                DEC 96         JUNE 96
                                   Unaudited      Audited

Accounts payable                   $1,172,292     $1,558,849
Accrued expenses                   217,872        330,333
Current portion of long-term
  debt                             696,348        302,185

     TOTAL CURRENT LIABILITIES     2,086,512      2,191,367

LONG-TERM DEBT AND CAPITAL
  LEASES LESS CURRENT PORTION      1,624,439      1,926,477

DEFERRED INCOME TAXES              37,537         37,537

     TOTAL LIABILITIES             3,748,488      4,155,381


STOCKHOLDERS' EQUITY

Common stock, $25 par-shares
  authorized 500,000; 13,910
  issued and 13,776 outstanding    347,749        347,749
Retained earnings                  1,662,376      1,968,748
Treasury shares                    (3,350)        (3,350)

TOTAL STOCKHOLDERS' EQUITY         2,006,775      2,313,147

                                   $5,755,263     $6,468,528

            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
           STATEMENTS OF INCOME AND RETAINED EARNINGS
   FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996
                            UNAUDITED


                                   Three Months   Six Months
                                   Ended
                                   Dec. 31, 1996  Dec. 31, 1996

NET SALES                          $5,082,330     $10,146,702

COST OF SALES                      4,433,914      8,199,256

     Gross profit                  648,416        1,947,446

OPERATING EXPENSES                 1,227,682      2,423,381

     Operating loss                (579,266)      (475,935)

OTHER INCOME (EXPENSE)

Other income
Patronage rebates and commissions  54,849         91,659
Rent income                        11,251         23,448
Interest income                    2,654          3,379
Interest expense                   (57,796)       (109,451)
Miscellaneous                      (17,417)       2,700

     Loss before income taxes      (585,723)      (464,200)

INCOME TAXES BENEFIT               202,791        157,828

NET LOSS                           (382,932)      (306,372)

RETAINED EARNINGS

     Beginning of period           2,045,308      1,968,748

     End of period                 1,662,376      1,662,376

NET INCOME PER COMMON SHARE        ($28)          ($22)

            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
                     STATEMENT OF CASH FLOWS
           For the Six Months Ended December 31, 1996
                            UNAUDITED

OPERATING ACTIVITIES
Net loss                                               ($306,371)
Adjustments to reconcile net loss to
net cash (used for) operating activities:
  Depreciation and amortization                           153,147
  Reserve for obsolescent inventory                        23,467
  Decrease in trade and related party receivables          52,808
  Decrease in inventories                                 576,880
  Increase in prepaid expenses                           (42,372)
  Increase in prepaid income taxes                       (66,209)
  Decrease in accrued expenses                          (112,462)
  Decrease in accounts payable                          (386,557)

     Net cash used by operating activities              (107,669)

INVESTING ACTIVITIES
  Increase in property and equipment                      (1,641)

FINANCING ACTIVITIES
  Proceeds from long term debt and capital leases         305,648
  Repayment of long term debt and capital leases        (213,524)

     Net cash used for financing activities                92,124

DECREASE IN CASH EQUIVALENTS                             (17,185)

CASH AND EQUIVALENTS
  Beginning of period                                     293,163

  End of period                                          $275,978

            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.

                  Notes to Financial Statements
                            UNAUDITED

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers, Inc. as of December 31, 1996 and June 30, 1996 and the results of operations and cash flows for the six months ended December 31, 1996.

     The accounting policies followed by Farmers, Inc. are set forth in Note 1 to the financial statements in the 1996
     Farmers, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and six-month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Lawsuit Settlement

     In December, a $50,500 personal injury lawsuit was settled with a grocery store customer. Management is of the opinion that no further liability will result from this claim.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Financial Condition

     Farmer's resources, in the opinion of management, are adequate. However, due to an operating loss resulting from decreased profit margins, the Company is experiencing some accumulation in its trade payables.

     The Company is currently reviewing its short term cash requirements. It is anticipated that a $300,000 tax refund, expected to be received in the third quarter, will provide the company an infusion of additional working capital. In addition, the Company is continuing to evaluate and then reduce or eliminate any unprofitable retail categories.

Results of Operations

     Sales are consistent with the previous quarter.

     The gross profit percentage compared to the previous quarter decreased due to Management's continued decision to liquidate certain retail inventory categories. The liquidation caused profit margins to narrow in the second quarter. It is the opinion of Management that the gross profit will stabilize as the various produce lines are adjusted to meet the needs of area customers.

     Management is continuing to review each of its retail categories. Those that are not profitable and do not meet the Board's financial criteria will be eliminated if profit margins cannot be returned to their historical levels of profitability.

     The decrease in the gross profit margin has resulted in an operating loss for the six months now ended. Management is reviewing all operating departments in an effort to contain and reduce operating expenses.

     Other income and expense are consistent with the prior quarter with the exception of a lawsuit settlement recorded at $50,500. The settlement was the result of a claim for a personal injury sustained in the Company's grocery store. There are no additional liabilities expected to result from this claim.

     Future results of operations may differ from the opinions expressed by Management in the above Management Discussion and Analysis.

                             PART II


Item 6.  Exhibits and Reports on Form 8-K.

     (3)(i) & (ii) Articles of Incorporation and Bylaws of Mimbres Valley Farmers Association, Inc., as currently in effect, were filed as an exhibit to the Company's registration statement filed in 1985 and are incorporated herein by reference.

     (27) The Financial Data Schedule is included in Part I of this Form 10-QSB.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14, 1997.

                              MIMBRES VALLEY FARMERS ASSOCIATION,
                              INC.



                              By: Douglas Tharp
                                Douglas Tharp
                                Vice-President and Director



                              By: Daniel Gonzales
                                Daniel Gonzales, General Manager,
                                Financial and Accounting Officer