Form 10QSB
period 1997-03-31
MIMBRES VALLEY FARMERS ASSOC INC
filed 1997-05-15
CIK 781889

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997



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


     As of March 31, 1997, 13,776 shares of Common Stock of
Mimbres Valley Farmers Association, Inc. ("Farmers" or the
"Company") were outstanding.


     Transitional small business disclosure format:  Yes     No X

                             PART I


Item 1.   Financial Statements


            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
                          BALANCE SHEET
                March 31, 1997 and June 30, 1996


                             ASSETS


CURRENT ASSETS:                    MARCH 1997     JUNE 1996
                                   Unaudited      Audited

Cash and equivalents               $ 180,672      $ 293,163
Trade and related party
  receivables net of allowance
  for doubtful accounts of
  $18,852 at March 31, 1997
  and June 30, 1996                  373,373        506,635
Inventories net of reserve
  at March 31, 1997 for
  obsolete inventory of $25,678    2,219,384      2,863,318
Prepaid expenses                     142,549         89,799
Prepaid income taxes                 145,324        249,801

     TOTAL CURRENT ASSETS          3,061,303      4,002,716

Plant, Property and Equipment      5,268,885      5,314,627
Accumulated Depreciation           3,181,906      2,994,421

NET PROPERTY AND EQUIPMENT         2,086,979      2,320,206


OTHER NON-CURRENT ASSETS

Investment in supplier                68,051         68,051
Note receivable-supplier              59,667         59,667
Intangibles, net of
  amortization                        13,035         17,888

     TOTAL OTHER NON-CURRENT
      ASSETS                         140,752        145,606


          TOTAL ASSETS             $5,289,034     $6,468,528


            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
                          BALANCE SHEET
                March 31, 1997 and June 30, 1996
                            UNAUDITED


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                MARCH 1997     JUNE 1996
                                   Unaudited      Audited

Accounts payable                   $1,204,544     $1,558,849
Accrued expenses                      157,260        330,333
Current portion of long-term
  debt                                424,475        302,185

     TOTAL CURRENT LIABILITIES      1,786,279      2,191,367

LONG-TERM DEBT AND CAPITAL
  LEASES LESS CURRENT PORTION       1,533,124      1,926,477

DEFERRED INCOME TAXES                  37,537         37,537

     TOTAL LIABILITIES              3,356,940      4,155,381


STOCKHOLDERS' EQUITY

Common stock, $25 par-shares
  authorized 500,000; 13,910
  issued and 13,776 outstanding       347,749        347,749
Retained earnings                   1,587,695      1,968,748
Treasury shares                        (3,350)        (3,350)

TOTAL STOCKHOLDERS' EQUITY          1,932,094      2,313,147

                                   $5,289,034     $6,468,528

            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
           STATEMENTS OF INCOME AND RETAINED EARNINGS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997
                            UNAUDITED


                                   Three Months   Nine Months
                                   Ended          Ended
                                   March 31, 1997 March 31, 1997

NET SALES                          $4,617,330     $14,764,032

COST OF SALES                       3,670,167      11,869,423

     Gross profit                     947,163       2,894.609

OPERATING EXPENSES                  1,112,481       3,535,862

     Operating loss                  (165,318)       (641,253)

OTHER INCOME (EXPENSE)

Patronage rebates and commissions      75,831         167,490
Rent income                             6,776          30,224
Interest income                           179           3,558
Interest expense                      (52,619)       (162,070)
Miscellaneous                          22,000          24,700

     Loss before income taxes        (113,152)       (577,352)

INCOME TAXES BENEFIT                   38,471         196,300

NET LOSS                              (74,681)       (381,052)

RETAINED EARNINGS

     Beginning of the period        1,662,376       1,968,748

     End of the period              1,587,695       1,587,695

NET LOSS PER COMMON SHARE                 ($5)           ($28)


            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
                     STATEMENT OF CASH FLOWS
            For the Nine Months Ended March 31, 1997
                            UNAUDITED

OPERATING ACTIVITIES

Net loss                                                ($381,052)

Adjustments to reconcile net loss to
net cash provided by operating activities:

  Depreciation and amortization                           227,189

  Decrease in trade and related party receivables         133,262

  Decrease in inventories                                 643,934

  Increase in prepaid expenses                            (52,750)

  Decrease in prepaid income taxes                        104,477

  Decrease in accrued expenses                           (173,074)

  Decrease in accounts payable                           (354,305)

     Net cash provided by operating activities            147,681

INVESTING ACTIVITIES

  Decrease in property and equipment                       10,889

FINANCING ACTIVITIES

  Proceeds from long term debt and capital leases         305,648

  Repayment of long term debt and capital leases         (576,711)

     Net cash used for financing activities              (271,063)

DECREASE IN CASH EQUIVALENTS                             (112,491)

CASH AND EQUIVALENTS

  Beginning of period                                     293,163

  End of period                                          $180,672


            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.

                  Notes to Financial Statements
                            UNAUDITED

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers, Inc. as of March 31, 1997 and June 30, 1996 and the results of operations and cash flows for the periods ending March 31, 1997.

     The accounting policies followed by Farmers, Inc. are set forth in Note 1 to the financial statements in the 1996
     Farmers, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and nine-month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                          FARMERS, INC.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

On February 28, 1997, the Board of Directors appointed Garry S.
Carter as the Chief Executive Officer and General Manager of the
Company. Mr. Carter is a CPA. He has several years experience in senior management in banking and other industries.

Financial Condition

     The Company received an anticipated $300,776 tax refund in the third quarter and reduced long term debt by that amount. In addition, the Radio Shack franchise was sold. Trade payables and obsolete inventories were reduced.

Results of Operations

     Sales from continuing operations reflected the usual after Christmas decline.

     Gross profit stabilized in the third quarter as various product lines were adjusted to meet the needs of area customers. Slow moving and specialty items are being eliminated from all retail inventory categories. The recently implemented purchase order system has provided management with an effective tool to review product lines.

     The furniture store inventory was liquidated and the appliance store was combined with the hardware store. In addition, the garage was closed. As a result of combining some of the stores and eliminating others, salary expense was reduced. A substantial savings in salary expense is expected in the fourth quarter.

     Other income and expense are consistent with the prior quarter.

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

     (27)  The Financial Data Schedule is attached as Exhibit 27.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 1997.

                              MIMBRES VALLEY FARMERS ASSOCIATION,
                              INC.


                              By:       /s/ Judy Phillips
                                Judy Phillips
                                Director



                              By:       /s/ Garry S. Carter
                                Garry S. Carter, Chief Executive
                                Officer and General Manager