Form 10KSB
period 1997-06-30
MIMBRES VALLEY FARMERS ASSOC INC
filed 1997-10-09
CIK 781889

MIMBRES VALLEY FARMERS ASSOCIATION, INC.


                1997 Annual Report on Form 10-KSB

Letter to Shareholders


     The past year has been a difficult and disappointing one for Mimbres Valley Farmers Association, Inc. ("Farmers"). Increased competition in grocery retailing resulted in reduced revenues in Farmers' core and traditionally most-profitable business. In addition, the recently expanded hardware store has continued to be unprofitable, and efforts to reduce expenses in this area have yet to be effective. Mainly due to these to factors, Farmers ended the fiscal year on June 30, 1997 with a net loss of $568,350.

     Many steps have been taken by the Board to reduce expenses, including closing the furniture and electronics stores, and an overall reduction of employees from 241 to 152. In time, these measures should make a significant difference. In the immediate future, however, the key decision facing the Board is whether to continue the hardware business in its current location, or to return it, in a reduced size, to its previous location adjacent to the Farmers supermarket. This decision will probably be made by December.

     Notwithstanding the current difficulties, the Board believes that present expenses can be controlled and that Farmers can return to its traditional profitability.

     Over the past year two directors who participated in an unsuccessful tender offer for Farmers stock in 1996 resigned their positions. In accordance with the bylaws, the Board elected Gary Shiflett and Leone Anderson as their replacements. Additional information on Mr. Shiflett and Ms. Anderson are included in this annual report and in the proxy statement.

     As was done last year, Farmers is combining its annual report to shareholders with the annual report that it is required to file with the Securities and Exchange Commission. This procedure avoids the cost of preparing two separate reports. This year's combined report, however, is entitled "1997 Annual Report on Form 10-KSB", while last year's report was entitled "1996 Annual Report on Form 10-K". The different designation results from Farmers' election starting last October to file reports with the SEC as a "small business issuer". This choice allows quarterly and annual reports to the SEC to be prepared according to SEC Regulation S-B rather than under the more detailed provisions of Regulation S-K, and should provide a substantial savings over time.


                              James E. Keeler
                              President and Chairman of the Board

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 1997

                 Commission File Number 0-13963


            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
     (Exact name of registrant as specified in its charter)


          NEW MEXICO                            85-0054230
    (State of incorporation)            (I.R.S. Employer I.D. No.)


          811 South Platinum, Deming, New Mexico  88030
                         (505) 546-2769


     Securities Registered Pursuant to Section 12(g) of the Act:

                                        Name of Each Exchange
              Title                      on which Registered

     Common Stock ($25 par value)                None

     Indicate by check mark whether Mimbres Valley Farmers
Association, Inc. ("Farmers") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange acto of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      X    YES              NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Farmers' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

     Farmers' revenues for its most recent fiscal year were $19,103,199.

     As of August 26, 1997, 13,776 shares of Farmers Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the company is indeterminable since there is no established market price for the stock and private sales are not reported to Farmers.

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for Farmers' 1997 Annual
Meeting of Shareholders to be held on October 29, 1997 are incorporated by reference to Part III of this Annual Report on Form 10-KSB.

                             PART I


Item 1.   Business of Issuer


     Mimbres Valley Farmers Association, Inc. ("Farmers" or the
"Company") was incorporated in 1913. It has operated in substantially the same form since that time in the retail grocery, hardware, dry goods, and feed business in Deming, New Mexico.

     The principal business of the Company is retail sales of a variety of products including groceries, hardware, appliances, clothing, general merchandise, gasoline and feed and farm supplies.

The Company also operates a self-service laundry and leases certain retail space which it owns to unrelated parties. The total revenue derived from the non-retail business activities is less than one percent of total retail sales.

     All of the Company's operations and assets are in or around Deming, New Mexico, a primarily farming community in the southwestern part of the state. Deming (population 13,000) is the county seat and largest municipality in Luna County, which has a population of approximately 22,000. Because all parts of the County are distant from other population centers (Las Cruces, population 62,000, in Dona Ana County, and Silver City, population 11,000, in Grant County, are 62 and 55 miles, respectively, from Deming), most of the day-to-day shopping of County residents is done in Deming.

     Most of the Company's receipts are generated by retail sales to the general public. Total revenues for the fiscal year ending June 30, 1997 were $19,103,199, of which $12,483,400 were from grocery sales. This continues the same pattern of sales experienced in the previous two years. In fiscal year 1996 total sales and grocery sales were $21,949,927 and $15,111,185, respectively, and in fiscal year 1995 total sales and grocery sales were $19,615,130 and $14,413,743, respectively. The percentage of total revenues attributable to grocery sales for the past three fiscal years is as follows: 65.4% (1997), 68.8% (1996), and 73.5%
(1995).  Corresponding percentages for hardware sales are 17.2%
(1997) 11.2% (1996), and 9.9% (1995).  No class of similar products or services other than the grocery business and the hardware business amounted to ten percent or more of total revenues.

     The Company's grocery business is conducted at two locations: the main 24,000 square-foot supermarket at 811 South Platinum in Deming, and a convenience store with a laundromat (together totalling approximately 7,000 square feet) at 501 North Gold in Deming. The convenience store location includes underground tanks and pumps for retail sales of gasoline. The Company obtains substantially all of its grocery supplies from Fleming Foods, a wholesaler based in Oklahoma City which maintains a warehouse in El Paso, Texas. Farmers is a member of the IGA advertising group, and sells groceries under the IGA trademark. Prior to 1996, Farmers' principal grocery competitor had been a Furrs supermarket in Deming. However, in late June 1996 a new independent grocery competitor, Peppers, opened a 40,000 square foot store, resulting in Deming and surrounding area now having three large grocery supermarkets. The Company believes that the 17.4 percent decrease in grocery revenues from fiscal year 1996 to fiscal year 1997 is primarily due to the presence of Peppers. The Company did not make any significant changes in its grocery business during the past fiscal year.

     During the early part of 1996, Farmers expanded its hardware business by moving it from a location adjoining the main supermarket to 40,000 square feet of leased space in a former KMart store on Highway 70-80 East in Deming, which the Company refurbished for the new operations. The new site, which opened for business in March, 1996, allows a greater selection of building materials and increased storage, while freeing parking spaces at the old site for grocery patrons. The lease term for the new site expires in 2002, and the lease contains options to renew for five additional terms of five years each. Farmers' hardware store is part of the True Value chain, and sells products under the True Value trademark. Farmers has two local major competitors for its hardware business, which are Foxworth-Galbraith Lumber Company and Surplus City, both of which are located in Deming. Competition in the hardware business is based on both price and selection.
Farmers believes that its prices are competitive, and that with its expanded inventory it may have a competitive advantage with respect to selection. Although the expanded hardware store has increased hardware sales from $2.46 million in fiscal year 1996 to $3.29 million in fiscal year 1997, costs of operations associated with the expanded hardware operation have also been high. Options concerning the hardware business are discussed in Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

     All of Farmers' other retail operations located near the main supermarket, either in the Company's strip mall that the supermarket occupies in part, or, in the case of the feed and farm supply store, immediately across the street.

     For several years prior to the 1997 fiscal year, Farmers operated a craft and dry goods store under a V&S franchise. In 1995, however, the franchisor, Cotter and Company, discontinued its V&S division. Farmers then converted the store to a Ben Franklin franchise; however, the Ben Franklin franchisor filed Chapter 11 bankruptcy on July 26, 1996, and ceased supplying goods. Accordingly, Farmers has converted the former craft store to a clothing and general merchandise business, which it does not operate under a trademark.

     In June, 1996, Farmers opened a furniture and appliance store, a new retail venture for the Company, in the strip mall at 811 South Platinum. The appliance portion of the business has been moved to the Company's hardware store, and the furniture business has been discontinued.

     For several years prior to fiscal year 1997, Farmers also operated a Radio Shack franchise adjacent to the supermarket. The franchise has now been sold, with the buyer choosing to operate in a different location.

     During the past three years Farmers also cleaned edible beans for local farmers at the feed store warehouse, and maintained a automotive service center at a leased site in north Deming. During the 1997 fiscal year, the bean processing operations were discontinued, and the service center was closed. The lease for the service center site has been terminated.

     No other Farmers retail operations have experienced any significant changes in the past fiscal year.

     In addition to its retail operations, Farmers leases space to other retail business at the main supermarket site. These activities are discussed in more detail in Item 2 (Description of Property).

     Due mainly to the expansion of the hardware operations, Farmers increased its total employment during the 1996 fiscal year, and the end of that fiscal year employed 241 persons, compared with total employment of 179 persons at the end of the 1995 fiscal year.

The Company has now reduced employment to 152 at the end of the 1997 fiscal year, of which 60 are part-time employees. The reduction in employment resulted from the discontinuance of the electronics and furniture business, a decrease in staffing at the hardware store, and a general decrease in employment at other locations. The Company does not anticipate additional reductions in employment in the coming fiscal year.

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

     Sales revenues, operating profits or losses and other financial information for the last three fiscal years are shown on the financial statements attached to this report as described in
Item 13.

     Farmers does not foresee any unusual potential future expenses, except (1) costs associated with a possible return of the hardware business to 811 South Platinum (see Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations)), and (2) that the Company may incur expense for remediation of leakage from an underground storage tank, removed during the 1996 fiscal year, at the convenience store site. This potential liability is discussed under Item 3 (Legal Proceedings).

Item 2.   Description of Property.

     The Company owns or leases the following properties:

     (1) A strip shopping mall totalling approximately 60,300 square feet of retail space, located at 811 South Platinum Street, Deming, New Mexico, which the Company owns in fee. The property is the site of the Company's principal supermarket (approximately 24,000 square feet), and its clothing and general merchandise store (approximately 9000 square feet). Three other areas in the mall are leased to separate tenants for retails purposes: (1) a variety store which occupies approximately 8,050 square feet, (2) a Little Caesar's pizza franchise which occupies approximately 1,200 square feet, and (3) a video rental outlet which occupies approximately 1,200 square feet. The remaining 17,000 square feet of the mall is currently unoccupied. Pending a decision on whether to keep the hardware operations at the current location, Farmers will seek to lease this unoccupied space to other tenants.

     (2) The feed and farm supply store, which is located in an approximately 2500 square feet building across the street from the shopping mall, at 913 South Diamond Street.
          Farmers owns this property in fee.

     (3) A convenience store with an attached laundromat, totalling together approximately 7000 square feet, which Farmers owns in fee. This building is located at 501
          North Gold Street, Deming, New Mexico.

     (4) The hardware store, consisting of approximately 40,000 square feet, which Farmers leases. The lease provides for an initial term that expires in 2002, with lease options for a total of 25 additional years. The leased premises, which are located on Highway 70-80 East in Deming, total 3.76 acres, including parking areas and associated grounds.

     (5) A five-acre parcel of undeveloped land within the Deming city limits, adjoining the Columbus highway (State Route
          11). The Company intends to retain ownership of this parcel as a possible site for business expansion.

     (6) A warehouse on West Rancho Avenue in Deming, which the Company leases from the Union Pacific Railroad on a year-to-year basis. The Company uses the warehouse, which is served by a railroad spur, primarily for the receipt and storage of bulk animal feed products.

     Farmers does not have any present renovation plans for any of the properties, all of which are in satisfactory condition.

Item 3.   Legal Proceedings.

     In addition to legal proceedings involving account collections and other matters in the ordinary course of business, during the course of the 1997 fiscal year the Company was involved in the following legal matters.

     A. Underground Storage Tank. Farmers has sold gasoline to the public at its convenience store for many years. The fuel is dispensed from underground storage tanks, which Farmers previously leased from a petroleum wholesaler. During the 1996 fiscal year, the leased tanks were removed and replaced with tanks that Farmers owns, at which time it was determined that there had been some leakage from one of the leased tanks. Examination of the tank revealed a hole towards the top which presumably would have leaked only when the tank was full or nearly full. Based on this information, Farmers believes that the amount of leakage and the corresponding contamination may have been minimal. Nevertheless, the State Environment Department has instituted a remedial action, which remains pending, against the owner of the tank. It is unclear whether further investigation under the remedial action will reveal significant contamination, and also unclear how extensive or costly remedial measures imposed by the Environment Department may be. Remediation expenses for leaking underground storage tanks may be significant, particularly if contamination of underground water is threatened.

     Although the Environment Department is not currently requiring any action from Farmers, the Company could have liability based on its status as an "operator" under the New Mexico Underground Storage Tank regulations (the "Regulations"). If so, however, Farmers will vigorously pursue a claim for indemnity from the owner of the tank. If Farmers is determined to be in compliance with the Regulations, it will also qualify for reimbursement from a "corrective action fund" established under the state Groundwater Protection Act, which would potentially pay for all but $10,000 of the Company's remediation expenses. On the other hand, the Company has not yet sought or received a determination that it qualifies for reimbursement from the fund. In addition, the state has no obligation to reimburse parties if claims exceed the amount available in the fund, and in the past claims have exceeded the fund balance. Currently, however, the fund has a surplus, and since the fund is constantly replenished by a fee on petroleum products, the likely result of a deficiency in the fund would be a delay in payment, rather than an outright denial of payment based on insufficient monies.

     B. Resolution of Tender Offer. On June 3, 1996, a tender offer (the "Tender Offer") was made for all outstanding shares of Farmers common stock. The bidders making the Tender Offer (the "Bidders") included two Farmers directors, John V. Brownfield and James Walter Donaldson, Jr., as well as the Company's independent auditor, Harold Morrow, who resigned his position on June 4, 1996. The other Bidders (excluding numerous persons who were listed in the Tender Offer for the sole purpose of holding legal title, as opposed to beneficial ownership, of purchased stock) were John Keck, Frederick H. Sherman, and Kenny Stevens. Mr. Stevens had been the General Manager of Farmers until his resignation on March 8, 1996, and at the time of the Tender Offer was employed by Farmers as a consultant. The Tender Offer was made without any prior notice by any of the Bidders.

     On June 20, 1996, Farmers filed a complaint against the Bidders, and a motion for injunctive relief, in the U.S. District Court for the District of New Mexico, in Albuquerque. In its complaint, and as the basis for its motion for injunctive relief, Farmers asserted that the Tender Offer violated Section 14(e) of the federal Securities Exchange Act of 1934. The Court subsequently issued a temporary restraining order against the Bidders, following which Farmers and the Bidders entered into an agreement under which the Bidders agreed to extend the term of the Tender Offer.

     In October, 1996, Farmers and the Bidders entered into a settlement agreement under which, among other things, (1) the Bidders agreed to terminate the Tender Offer without purchasing any shares tendered pursuant to the Tender Offer, (2) Farmers agreed to dismiss its complaint against the Bidders, (3) each of the parties released the other from all claims arising out of occurrences prior to the date of the agreement, and (4) each party agreed to bear its own expenses arising from the Tender Offer. To the best of the Company's knowledge, both parties have fully complied with the settlement agreement, and all legal matters pertaining to the Tender Offer have now been fully resolved.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1997.


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

     In the Tender Offer (discussed above in Item 3 (Legal Proceedings)), the Bidders stated that, to their knowledge, "the purchase price for previous purchases of [s]hares have historically ranged from $12.00 per [s]hare to as much as the par value price [of] $25.00 per [s]hare", except for one sale of $30.00 per share. Farmers does not have definite information about the accuracy or inaccuracy of these statements, but mentions them simply for whatever information they may provide. Under the Tender Offer, the Bidders offered $50 per share. On August 22, 1996, the Company released a valuation report (the "Valuation Report") prepared by Rogoff, Diamond & Walker LLP, an independent accounting firm, which indicated a value to the bidders or another unified control group, if they acquired all of Farmers' stock, of $283 per share, and a value to shareholders, as of circumstances on June 3, 1996, of $106 per share. Farmers has no reliable information on trading of stock, or trading prices, since release of the Valuation Report. The Valuation Report has not been updated or revised to reflect financial developments since June 3, 1996; nor has the Company prepared or commissioned any similar report since that time.

     As of August 26, 1997, there were 841 holders of record of the common stock of the Company. The Company's common stock is the only authorized class of equity of the Company. The Company has not issued any stock in the last three years.

     A $1.00 per share dividend was declared for 1995 fiscal year, but no dividend was declared for the 1996 fiscal year, which ended with an operating loss. In light of the operating loss for the 1997 fiscal year, the Board does not expect to approve a dividend this year.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Farmers' total sales in fiscal year 1997 were $19,103,199, a 13% decrease from the previous year. Grocery sales decreased 17.4% (from $15,111,185 to $12,483,400), hardware sales increased 34.0%
(from $2,458,000 to $3,293,000), and other sales decreased 24.0% (from $4,380,000 to $3,326,799). Corresponding changes from fiscal year 1995 to fiscal year 1996 were an 11.90% increase in total sales, a 4.84% increase in grocery sales, a 25.50% increase in hardware sales, and a 35.07% increase in other sales.

     The sales increases during the 1996 fiscal year resulted largely from expansions of Farmers' business activities, especially the expansion of the hardware business and the opening of a furniture store. These expansions, however, were accompanied by both significant capital expenditures and large increases in operating costs. Accordingly, the increases in sales during fiscal year 1996 did not fully compensate for the additional costs, and Farmers ended that year with a pre-tax loss of $319,309 (reduced by an income tax benefit to a total loss of $197,678).

     In the current (i.e., 1997) fiscal year, the capital expenditures associated with the expansion ceased, but the operating costs arising from the expansion have remained stubbornly high. In an effort to control costs, the Board decided to discontinue the furniture business, which was outside of the Company's traditional scope of retail activity, and to move the appliance business to the hardware store. The Radio Shack franchise, historically a poor financial performer, was sold. High inventory levels, especially in the hardware business, have been reduced, and total employment has been reduced to 152 as opposed to 241 a year ago, for a total decrease of 37%. Notwithstanding these cost-cutting measures, however, Farmers ended the year with a loss of $568,350.

     Even without additional cost-cutting efforts, Farmers costs in the coming year should be reduced, for two reasons. First, the full benefit of the measures described above, which were instituted throughout the year, were not realized in that year, but will be fully applicable to future years. Second, the Company paid in the current year almost all of the substantial legal and accounting costs of defending the Tender Offer, and those costs will not reoccur. Nevertheless, the Board is not satisfied that the actions taken to date will ensure Farmers' return to profitability in fiscal year 1998.

     In comparing Farmers' current circumstances with the Company's consistently profitable operations prior to fiscal year 1996, two factors stand out: increased competition in the grocery business, and increased operating costs associated with the hardware operations.

     Prior to Peppers' opening in June, 1996, Farmers shared the Deming retail grocery market with only a Furrs' store. The entry of a third "supermarket" competitor could only be expected to reduce, at least initially, Farmers' grocery sales, and that is exactly what has happened. In the first full year of Peppers' operation, Farmers' grocery sales decreased 17.4%. The Board does not believe, however, that this indicates that any major changes are necessary or desirable with respect to the Farmers' supermarket. Competition in the grocery business is based primarily on price and selection, and the Board feels that Farmers remains an effective competitor in both of these areas, due largely to the low prices and large selection available to the Company from its supplier, Fleming Foods. In addition, Farmers has a loyal customer base, including many shareholders. Accordingly, the grocery business should be able to be profitable in the near future with only incremental adjustments and improvements.

     The operations of the hardware store are of much greater concern. Although sales are up significantly at the new location, operating costs have increased proportionally more. The new location has yet to make an operating profit, despite several adjustments to inventory, staffing levels, and other factors. If results do not improve in the next few months in response to recent operating changes, the Board may have to decide whether or not to return the hardware business to it original location adjacent to the supermarket, and, it is hoped, to its original profitability. Such a move would involve certain risks. First, Farmers would still be obligated under its lease for the current hardware location until 2002. Although there is a potential of subleasing the space and thereby offsetting at least a portion of the rental cost, the large size of the building could make it difficult to find subtenants, and therefore to avoid any of the rent. Second, the physical move itself would involve costs, including a partial loss of business during the term of the move. Third, while space is currently available in the mall for the hardware operations, location of the hardware operations there would completely eliminate potential revenues from renting the space to a third party. Notwithstanding these problems, however, the Board is unwilling to allow the hardware operations to continue to be a drag on all other portions of the Company's business.

     The Board has adopted a new credit policy requiring all requests for credit to be approved by the Board. An aggressive collection effort has been implemented for all past due accounts.

Item 7.   Financial Statements.

     Financial statements required by Item 310(a) of Regulation S-B are attached to this report as described in Item 13. The financial data schedule is submitted electronically and is attached hereto as
Exhibit 27.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

     Certain information on the Company's independent accountant is included under the caption "Independent Public Accountants" in the Company's definitive Proxy Statement relating to the annual meeting of shareholders be held on October 29, 1997. Such information is incorporated herein by reference.

     The letter from a former accountant addressed to the Securities and Exchange Commission, pursuant to Item 304(a)(3) of
Regulation S-B, is attached hereto as Exhibit 16.


                            PART III

Item 9.   Directors and Executive Officers of the Registrant.

     During fiscal year 1997, two directors of the Board resigned:
James W. Donaldson, Jr., on October 16, 1996, and John V. Brownfield, on February 5, 1997. Pursuant to the Company's Bylaws, the Board appointed Gary Shiflett on February 28, 1997 to fill the directorship held by Mr. Brownfield, and appointed Leone Anderson on September 23, 1997 to fill the directorship held by Mr. Donaldson.

     The current directors and executive officer of the Company are as follows:

1. Leone Anderson, age 65, has been a director of the Company since September 23, 1997. She is a retired school teacher whose family has been active in farming in Luna County. Ms. Anderson was elected by the Board to fill the vacancy created by the resignation of James W. Donaldson, Jr. Her term ends in 1997, and she is a nominee for re-election.

2. Jim T. Hyatt, age 45, has been a director of the Company since 1993. His occupation for the last five years has been ranching. He is a partner in Hyatt & Hyatt, a general partnership, and president of Quartzite, Inc. Both Hyatt &
     Hyatt and Quartzite, Inc. are ranching businesses.  Mr.
     Hyatt's terms as director ends in 1998.

3. William R. Johnson, III, age 47, has been a director of the Company since 1993, and has been Treasurer since October, 1996. His occupation for last five years has been farming and ranching. He is a partner in W. R. Johnson and Sons, a general partnership in the business of farming and ranching, and a director of Carzalia Valley Gin, Inc., a corporation involved in processing of agricultural products. Mr. Johnson's directorship ends in 1998.

4. James E. Keeler, age 64, has been a director of the Company since 1968, and President since 1993. He is Chairman of the Board of Directors. His occupation for the last five years has been farming and the operation of a produce business. His term as director ends in 1997, and he is a nominee for re-election.

     Judy Phillips, age 82, has been a director of the Company since 1974. She has been the Company Secretary since 1993.
     Ms. Phillips is a retired rancher. Her directorship ends in 1998.

6. Gary Shiflett, age 38, has been a director of the Company since February 28, 1997. His occupation for last five years has been farming. He was elected by the Board to fill the vacancy created by the resignation of John V. Brownfield. Mr. Shiflett's term expires in 1998.

7. Douglas Tharp, age 77, has been a director of the Company since 1973 and Vice-President since 1993. Mr. Tharp's has been employed for the past five years as manager of a cotton warehouse in Deming, and as the owner and operator of Deming Auction Service. His directorship ends in 1997, and he is a nominee for re-election.

8. Officer: Garry S. Carter, age 54, has been general manager of the Company and Board Secretary since February 28, 1997. In his position he generally supervises and directs all of the departments of the Company's business and makes all personnel decisions. From 1991 to 1996 he was Senior Vice President of First National Bank in Big Spring, Texas (which became Norwest Bank Big Spring, Texas following its acquisition in 1995), and from September 1996 to February, 1997, was Executive Vice President of First Savings Bank in Deming.

     There are no family relationships between any of the directors or officers. There are no directors who hold directorships in any other company with a class of stock registered under the Securities Exchange Act of 1934 or any company registered as an investment company.

     The Company has no standing audit, nominating or compensation committees. During the fiscal year ended June 30, 1997 the Board of Directors held ten regular meetings and one special meeting. Except for Messrs. Brownfield, Donaldson and Shiflett, none of the directors have attended less that 75% of the Board meetings held during the fiscal year. Mr. Shiflett has not attended less than 75% of the Board meetings in the fiscal year since his appointment.

     Section 16(a) Compliance. Based on a review of the relevant reporting forms furnished to the Company, there were no late reports concerning reportable transactions.

Item 10.  Executive Compensation

    Directors of the Company receive the sum of $100 per regular meeting attended, and no other compensation. During the 1997 fiscal year the board of directors held ten regular meetings. The following table sets forth compensation paid to Daniel Gonzales and Garry S. Carter, General Managers, who are the Company's only paid "executive officers" as that term is used in Item 402 of Regulation S-B under the Securities Exchange Act of 1934. Mr. Gonzales served as General Manager of the Company from March 18, 1996 until February 28, 1997. Prior to his appointment as General Manager, Mr. Gonzales served as Assistant General Manager. After February 28, 1997, he was employed by the Company in the hardware store, but currently is no longer employed by the Company in any capacity.
Mr. Carter has served as General Manager since February 28, 1997. The following tables include all compensation paid to Messrs. Gonzales and Carter during the time indicated, regardless of their positions.

                   SUMMARY COMPENSATION TABLE

        (A)             (B)       (C)        (D)      (E)
Name and Principal     Fiscal    Salary     Bonus      Other Annual
     Position            Year                          Compensation

Garry S. Carter,        1997    $18,461      n.a.        n.a.
General Manager         1996      n.a.       n.a.        n.a.
                        1995      n.a.       n.a.        n.a.

Daniel Gonzales,        1997    $42,015      n.a.        n.a.
General Manager &       1996     51,194      n.a.        n.a.
Asst. Gen. Manager      1995     40,000      n.a.        n.a.


     Mr. Carter serves as general manager of the Company under a one year agreement for a salary of $60,000.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person know to beneficially own more than 5% of any class of voting security of the Company is included under the caption "Security Ownership of Certain Beneficial Owners and
Management: in the Company's definitive Proxy Statement relating to the annual meeting of shareholders to be held on October 29, 1997. Such information is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

     None of the reporting requirements of Item 404 of Regulation
S-B are applicable to this report.


                             PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     The documents listed below are filed as part of this report and attached hereto.

     1.   Financial Statements and Financial Statement Schedules

          (i)  Financial Statements

               Report of Independent Public Accountants

               Balance Sheet as of June 30, 1997

               Statements of Operations for the years ended June
               30, 1997 and 1996

               Statements of Stockholders' Equity for the year ended 1997, 1996 and 1995

               Statements of Cash Flows for the years ended June
               30, 1997 and 1996

               Notes to Financial Statements

          (ii) Financial Statement Schedules

                    None.

     2. Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of fiscal year 1997.

     3.   Exhibits required by Item 601.  All exhibits required by
Item 601 of Regulation S-B which are applicable to the Company and currently in effect are incorporated by reference as follows:

          Exhibits 3(i) and 3(ii):  Articles of Incorporation and
     Bylaws of Mimbres Valley Farmers Association, Inc., as currently in effect, were filed as an exhibit to the Company's registration statement filed in 1985 and are incorporated herein by reference.

          Exhibit 16:  Letter on change in certifying accountant.







                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 9, 1997.

                                   MIMBRES VALLEY FARMERS
                                   ASSOCIATION, INC.



                                   By: James E. Keeler
                                   James E. Keeler
                                   President and Chairman of the
                                   Board



                                   By: Garry S. Carter
                                   Garry S. Carter, General
                                   Manager, Financial and
                                   Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and the dates indicated.

                                        Date


V. Leone Anderson                       October 9, 1997
V. Leone Anderson, Director



Jim T. Hyatt                            October 9, 1997
Jim T. Hyatt, Director



William R. Johnson, III                 October 9, 1997
William R. Johnson, III,
  Director and Treasurer



James E. Keeler                         October 9, 1997
James E. Keeler, Director,
  Chairman of the Board and
  President



Judy Phillips                           October 9, 1997
Judy Phillips, Director and
  Secretary



Gary Shiflett                           October 9, 1997
Gary Shiflett, Director



Douglas Tharp                           October 9, 1997
Douglas Tharp, Director and
Vice-President

                          EXHIBIT INDEX



Exhibit Number           Nature of Exhibit             Page

3(i)                     Articles of Incorporation     Incorporated
                                                       by reference

3(ii)                    Bylaws                        Incorporated
                                                       by reference

16                       Letter on Change in           17
                         Certifying Accountant

99                       Financial Statements          18

27                       Financial Data Schedule       19