Form 10QSB
period 1997-09-30
MIMBRES VALLEY FARMERS ASSOC INC
filed 1997-11-14
CIK 781889

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,
1997



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


     As of November 14, 1997, 13,776 shares of Common Stock of
Mimbres Valley Farmers Association, Inc. ("Farmers" or the
"Company") were outstanding.


     Transitional small business disclosure format:  Yes     No X

                           PART I


Item 1.   Financial Statements


            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
                          BALANCE SHEET
              September 30, 1997 and June 30, 1997


                             ASSETS

CURRENT ASSETS:                    SEPT 97        JUNE 97
                                   Unaudited      Audited

Cash and equivalents               $ 219,784      $ 414,538
Trade and related party
  receivables net of allowance
  for doubtful accounts of
  $36,168 at Sept. 30, 1997
  and June 30, 1997                  206,716        273,372
Inventories                        1,942,511      1,871,922
Prepaid expenses                      60,124         97,659
Prepaid income taxes                 258,576
Income taxes receivable                              23,950
Deferred income taxes                               454,449

     TOTAL CURRENT ASSETS          2,687,711       3,135,890

NET PROPERTY AND EQUIPMENT         1,973,118       2,040,264


OTHER NON-CURRENT ASSETS

Investment in supplier                68,046          71,629
Notes receivable-supplier             59,667          59,667
     TOTAL OTHER NON-CURRENT
      ASSETS                         127,713         131,296


          TOTAL ASSETS             $4,788,542     $5,307,450

            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
                          BALANCE SHEET
              September 30, 1997 and June 30, 1997
                            UNAUDITED


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                SEPT 97        JUNE 97
                                   Unaudited      Audited

Accounts payable                   $  976,069     $1,205,396
Accrued expenses                      148,382        219,070
Current portion of long-term
  debt and capital leases             249,509        249,509

     TOTAL CURRENT LIABILITIES      1,373,960      1,673,975

LONG-TERM DEBT AND CAPITAL
  LEASES LESS CURRENT PORTION       1,629,748      1,663,863

DEFERRED INCOME TAXES                  37,537        224,814

     TOTAL LIABILITIES              3,041,245      3,562,652


STOCKHOLDERS' EQUITY

Common stock, $25 par-shares
  authorized 500,000; 13,910
  issued and 13,776 outstanding        347,750       347,750
Retained earnings                    1,402,897     1,400,398
Treasury shares                         (3,350)       (3,350)

TOTAL STOCKHOLDERS' EQUITY           1,747,297     $1,744,798

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $4,788,542     $5,307,450

            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
           STATEMENTS OF INCOME AND RETAINED EARNINGS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                      AND SEPTEMBER 30, 1996
                            UNAUDITED

                                   Three Months   Three Months
                                      Ended          Ended
                                   Sept. 30, 1997 Sept. 30, 1996
NET SALES                           $4,207,428    $5,064,372

COST OF SALES                        3,208,257     3,765,342

     Gross profit                      999,171     1,299,030

OPERATING EXPENSES                     993,649     1,195,699

     Operating gain (loss)               5,522       103,331

OTHER INCOME (EXPENSE)

Patronage rebates and commissions       58,363        36,810
Rent income                             14,049        12,197
Interest income                            215           725
Interest expense                       (61,528)      (51,655)
Miscellaneous                           36,478        20,117

     Income before income taxes         53,099       121,524

INCOME TAXES EXPENSE                   (18,054)      (44,964)

NET INCOME                             $35,045       $76,560

RETAINED EARNINGS

     Beginning of the period        $1,367,852     $1,968,748

     End of the period              $1,402,897    $2,045,308

NET INCOME PER COMMON SHARE                $3             $6


            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.
                     STATEMENT OF CASH FLOWS
          For the Three Months Ended September 30, 1997
                     and September 30, 1997
                            UNAUDITED

                                   Three Months   Three Months
                                      Ended          Ended
                                   Sept. 30, 1997 Sept. 30, 1996
OPERATING ACTIVITIES
Net income                              $35,046        $76,560

Adjustments to reconcile net
loss to net cash provided by
operating activities:
  Depreciation and amortization          75,736         77,335
  Decrease in trade and related
    party receivables                    75,618        126,122
  Increase in inventories               (70,589)      (187,035)
  Decrease in prepaid expenses           36,618         16,952
 Increase in income tax payable          18,054         44,964
  Decrease in accrued expenses          (93,653)       (99,167)
  Decrease in accounts payable          (224,418      (272,337)
     Net cash used by
     operating activities              (147,588)       (216,606)

INVESTING ACTIVITIES
  Decrease in property and
    equipment                            (7,672)        (27,398)
 Decrease in investment in supplier       3,583

FINANCING ACTIVITIES
  Proceeds from long term debt
    and capital leases                     -0-            5,648
  Repayment of long term debt and
    capital leases                      (34,115)        (54,807)
  Net cash used for financing
     activities                         (34,115)        (49,159)

DECREASE IN CASH EQUIVALENTS           (185,792)       (293,163)
CASH AND EQUIVALENTS
  Beginning of period                   405,576        (293,163)
  End of period                        $219,784           $0

                MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                      d.b.a. FARMERS, INC.

                  Notes to Financial Statements
                            UNAUDITED

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of September 30, 1997 and June 30, 1997 and the results of operations and cash flows for the three-month periods ending September 30, 1997 and September 30, 1996.

     The accounting policies followed by Farmers are set forth in
     Note 1 to the financial statements in the 1997 Farmers Annual Report filed on Form 10-KSB.

     The results of operations for the three-month period ended
     September 30, 1997 is not necessarily indicative of the results to be expected for the full year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Financial Condition

The Company filed its federal income tax return for the year ending June 30, 1997 in the first quarter. The Company anticipates a tax refund of $309,000. The Company expects to use these funds to reduce short term bank debt and trade payables.

Working capital ratios have improved from 1.74 at June 30, 1997 to 1.96 at September 30, 1997.

The Company is continuing to review inventory products and categories at all stores to improve product margins and movement.

Results of Operations

Sales from all stores were consistent with the previous quarter. Gross margins increased from 19.5% in the fourth quarter to 25.0% in the current quarter due to improved pricing and the reduction of price discounts on slow and obsolete inventory.

Savings from discontinued businesses and the implementation of a purchase order system are reflected in the decrease in quarterly operating expenses from the fourth quarter to the current quarter.

Other income improved in the current quarter due to the rental of two units in the mall.

The Company expects to begin the installation of a new computer system to ultimately connect all stores, provide timely and accurate information, and reduce operating costs.

Other expense is consistent with the previous quarter.

Future results from operations may differ from the opinions expressed by management.


                           PART II


Item 6.  Exhibits and Reports on Form 8-K.

     (3)(i) & (ii)  Articles of Incorporation and Bylaws of
Mimbres Valley Farmers Association, Inc., as currently in effect, were filed as an exhibit to the Company's registration statement filed in 1985 and are incorporated herein by reference.

     (27)  The Financial Data Schedule is attached as Exhibit
27.

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                         SIGNATURES

     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 1997.

                         MIMBRES VALLEY FARMERS ASSOCIATION,
                         INC.


                          By: James E. Keeler
                            James E. Keeler
                            Director



                         By: Garry S. Carter
                           Garry S. Carter,
                           Chief Executive Officer and
                              General Manager