Form 10QSB
period 1997-12-31
MIMBRES VALLEY FARMERS ASSOC INC
filed 1998-02-17
CIK 781889

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31,
1997



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


        As of February 13, 1998, 13,776 shares of Common Stock of
Mimbres Valley Farmers Association, Inc. ("Farmers" or the
"Company") were outstanding.


Transitional small business disclosure format:  Yes     No X

PART I


Item 1.         Financial Statements


MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEET
December 31, 1997 and June 30, 1997


                             ASSETS


CURRENT ASSETS:                   DEC 97               JUNE 97
                                  Unaudited            Audited

Cash and equivalents               $ 249,025           $ 414,538
Trade and related party
  receivables net of allowance
  for doubtful accounts of
  $34,141 at Dec.31, 1997
  and $36,168 at
  June 30, 1997                      192,109              273,372
Inventories                        1,903,164            1,871,922
Prepaid expenses                      22,742               97,659
Income taxes receivable                                    23,950
Deferred income taxes                                     454,449
                                  __________           __________

        TOTAL CURRENT ASSETS       2,367,040            3,135,890
                                  __________           __________

 NET PROPERTY AND
      EQUIPMENT                    1,915,924            2,040,264


OTHER NON-CURRENT ASSETS

Investment in supplier                67,000               71,629
Notes receivable-supplier             59,667               59,667
                                  __________           __________


        TOTAL OTHER
             NON-CURRENT ASSETS      126,667              131,296
                                  __________           __________


                TOTAL ASSETS      $4,409,631           $5,307,450
                                  ==========           ==========

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEET
December 31, 1997 and June 30, 1997
UNAUDITED

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES               DEC 97                JUNE 97
                                  Unaudited             Audited

Accounts payable                  704,724               $1,205,396
Accrued expenses                  197,962                  219,070
Current portion of long-term
  debt and capital leases         129,606                  249,509
                                 ________               __________

        TOTAL CURRENT LIABILITIES 1,032,292             1,673,975

LONG-TERM DEBT AND CAPITAL
  LEASES LESS CURRENT PORTION     1,606,251             1,663,863

DEFERRED INCOME TAXES                72,559               224,814
                                   __________            __________

        TOTAL LIABILITIES         2,711,102              3,562,652
                                 __________              __________


STOCKHOLDERS' EQUITY

Common stock, $25 par-shares
  authorized 500,000; 13,910
  issued and 13,776 outstanding     347,750                347,750
Retained earnings                 1,354,129              1,400,398
Treasury shares                      (3,350)                (3,350)

                                  __________            __________

TOTAL STOCKHOLDERS' EQUITY        1,698,529             $1,744,798
                                 __________             __________

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY             $4,409,631            $5,307,450
                                 ==========             ==========

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
 AND DECEMBER 31, 1996
UNAUDITED

                                  Six Months            Six Months
                                  Ended                 Ended
                                  Dec. 31, 1997         Dec 31, 1996


NET SALES                         $8,253,234            $10,146,702

COST OF SALES                      6,446,114              8,199,256

                                   _________            ____________


        Gross profit               1,807,120              1,947,446


OPERATING EXPENSES                 1,978,499              2,423,381

                                   __________            __________

        Operating gain (loss)       (171,379)             (475,935)

OTHER INCOME (EXPENSE)

Patronage rebates and commissions    117,122                91,659
Rent income                           37,249                23,448
Interest income                        2,704                 3,379
Interest expense                    (111,812)             (109,451)
Miscellaneous                         56,012                 2,700
                                  __________              __________

        Loss before income tax
        benefit                      (70,104)             (464,200)

INCOME TAXES BENEFIT                  23,835               157,828
                                  __________              __________

NET LOSS                             (46,269)             (306,372)


RETAINED EARNINGS

        Beginning of the period    $1,400,398            $1,968,748
                                   __________            __________


        End of the period          $1,354,129            $1,662,376

                                   ==========            ==========
NET INCOME PER COMMON SHARE              ($3)              ($22)
                                   ==========            ===========

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
 AND DECEMBER 31, 1996
UNAUDITED

                                  Three Months         Three Months
                                  Ended                 Ended
                                  Dec. 31, 1997        Dec 31, 1996

NET SALES                         $4,045,806            $5,082,330

COST OF SALES                      3,237,857             4,433,914
                                   __________           __________

        Gross profit                 807,949               648,416

OPERATING EXPENSES                   984,850             1,227,682
                                   __________           __________

        Operating gain (loss)       (176,901)             (579,266)


OTHER INCOME (EXPENSE)

Patronage rebates and commissions     58,759                54,849
Rent income                           23,200                11,251
Interest income                        2,489                 2,654
Interest expense                     (50,284)              (57,796)
Miscellaneous                         19,534               (17,417)
                                   __________            __________

        Loss before income tax
        benefit                     (123,203)             (585,723)


INCOME TAXES BENEFIT                  41,889               202,791
                                   __________             ________
NET LOSS                             (81,314)             (382,932)


RETAINED EARNINGS

        Beginning of the period    $1,435,443           $2,045,308
                                   ___________          __________

        End of the period          $1,354,129           $1,662,376
                                   ==========           ===========
NET INCOME PER COMMON SHARE              ($6)                ($28)
                                   ==========           ===========

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 1997
and December 31, 1996
UNAUDITED

                                  Six Months           Six Months
                                  Ended                Ended
                                  Dec.31,1997          Dec.31,1996
OPERATING ACTIVITIES
Net loss                           $ (46,268)          $(306,371)

Adjustments to reconcile net
loss to net cash provided by
operating activities:
  Depreciation and amortization      150,902             153,147
  Reserve for obsolescent inventor    23,467
  Decrease in trade and related
    party receivables                 81,263              52,808
  (Increase)Decrease in inventories  (31,241)            576,880
  (Increase)Decrease in prepaid
          expenses                    74,917             (42,372)
  (Increase)Decrease in prepaid
          income tax                 326,144             (66,209)
  Decrease in accrued expenses       (21,109)            (112,462)
  Decrease in accounts payable      (500,672)            (386,557)
                                    _________           __________

        Net cash provided (used)
        by operating activities       33,936             (107,669)

INVESTING ACTIVITIES
  Increase in property and
    equipment                        (26,563)              (1,640)
  Decrease in investment in supplier   4,629
                                      __________         ________
        Net cash used for investing
                        activities    (21,934)             (1,640)

FINANCING ACTIVITIES
  Proceeds from long term debt
    and capital leases                180,097             305,648
  Repayment of long term debt and
    capital leases                   (357,612)           (213,524)

  Net cash (used for) provided by
    financing activities             (177,515)             92,124
                                     __________          __________


DECREASE IN CASH EQUIVALENTS         (165,513)            (17,185)

CASH AND EQUIVALENTS
  Beginning of period                 414,538             293,163
                                     __________          __________


End of period                        $ 249,025           $ 275,978
                                     ==========          ==========

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.

Notes to Financial Statements
UNAUDITED

1.Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of December 31, 1997 and June 30, 1997 and the results of operations and cash flows for the six-month periods ending December 31, 1997 and December 31, 1996.

The accounting policies followed by Farmers are set forth in Note
1 to the financial statements in the 1997 Farmers Annual Report filed on Form 10-KSB.

        The results of operations for the six-month period ended
December 31, 1997 is not necessarily indicative of the results to be expected for the full year.

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

        Financial Condition

        The company filed its federal income tax return for the year ending June 30,1997 in the first quarter. The company received a tax refund of $309,795. The company has used these funds to reduce short term bank debt and trade payables.

        Working capital ratios have improved from 1.74 at June 30, 1997 to 2.29 at December 31, 1997.

        The company is continuing to review inventory products and categories at all stores to improve product margins and movement.

Results of Operations

        Sales from all stores were consistent with the previous quarter. Gross margins increased from 19.5% in the fourth quarter to 22.0% in the current quarter due to improved pricing and the reduction of price discounts on slow and obsolete inventory.

        Savings from discontinued businesses and the implementation of a purchase order system are reflected in the decrease in quarterly operating expenses from the fourth quarter to the current quarter.

        Other income improved in the current quarter due to the rental of two units in the mall.

        The company has started installation of a new computer system to ultimately connect all stores, provide timely and accurate information, and reduce operating costs.

        Other expense is consistent with the previous quarter.

        The company is monitoring the operations of the hardware store at its new location. The new location has yet to make an operating profit despite adjustments to inventory, personnel costs, and other factors. If results do not improve in response to these operating changes, the Company may have to decide whether or not to relocate the store to its original location adjacent to the supermarket or discontinue its operations.

        Future results from operations may differ from the opinions expressed by Management in the above Management Discussion and Analysis.

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

        Dated:  February 11, 1998.

                                          MIMBRES VALLEY FARMERS
                                          ASSOCIATION, INC.



                                          By  James E. Keeler
                                          James E. Keeler
                                          President and Director




                                          By  Garry S. Carter
                                          Garry S. Carter
                                          Chief Executive Officer and
                                          General Manager