Form 10KSB/A
period 1997-06-30
MIMBRES VALLEY FARMERS ASSOC INC
filed 1998-05-15
CIK 781889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549


                      FORM 10-KSB/A

                   AMENDMENT NO. 1

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
(505) 546-2769

     This amendment to the Form 10-KSB of Mimbres Valley Farmers Association, Inc. ("Farmers" or the "Company")for the year ended June 30, 1997 has been filed to (i) present the required Financial Statements in Item 7 of Form 10-KSB instead of as an exhibit to Form 10-KSB, and (ii) present the signed Report of Independent Accountants.

     THE INFORMATION CONTAINED IN THIS ITEM 7 TO FORM 10-KSB/A AMENDS, MODIFIES AND SUPERSEDES IN ITS ENTIRETY THE INFORMATION CONTAINED IN
ITEM 7 TO
THE COMPANY'S FORM 10-KSB DATED OCTOBER 9, 1997.

Item 7.MIMBRES VALLEY FARMERS ASSOCIATION, INC.d.b.a. FARMERS, INC.
FINANCIAL
STATEMENTS AS OF JUNE 30, 1997 AND 1996 TOGETHER WITH REPORT OF
INDEPENDENT
PUBLIC ACCOUNTANTS

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Mimbres Valley Farmers Association, Inc.
  d.b.a. Farmers, Inc.:

We have audited the accompanying balance sheet of Mimbres Valley Farmers Association, Inc. d.b.a. Farmers, Inc. (a New Mexico corporation) as of June 30, 1997, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mimbres Valley Farmers Association, Inc. d.b.a. Farmers, Inc. as of June 30, 1997, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, Mimbres Valley Farmers Association, Inc. d.b.a. Farmers, Inc. changed its method of reporting cash flows from operating activities from the direct method to the indirect method during 1996.

/s/ Arthur Andersen, LLP

Albuquerque, New Mexico
  September 22, 1997

MIMBRES VALLEY FARMERS ASSOCIATION, INC.

d.b.a. FARMERS, INC.
BALANCE SHEET

AS OF JUNE 30 1997


ASSETS
CURRENT ASSETS:
Cash                                                $ 414,538
Accounts receivable net of
     allowance for doubtful accounts of $36168:
     Trade                                           258,841
Related parties                                       14,531
Inventories                                         1,871,922
Prepaid expenses                                       97,659
Income taxes receivable                                   23,950
Deferred income taxes                                 454,449
                                                  ----------
          Total current assets                     3,135,890
                                                  ----------

PROPERTY AND EQUIPMENT net                          2,040,264
                                                  ----------

OTHER NON-CURRENT ASSETS:
     Notes receivable - supplier                        59,667
     Investments in supplier                             71,629
                                                  ----------
          Other non-current assets net                  131,296
                                                  ----------

               Total assets                        $ 5,307,450
                                                  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $  1,205,396
     Current portion of long-term debt and
          capital leases                                 249,509
     Accrued expenses                                 219,070
                                                  ----------
               Total current liabilities           1,673,975
                                                  ----------
NON-CURRENT LIABILITIES:
     Deferred income taxes                            224,814
     Long-term debt and capital leases
          less current portion                     1,663,863
                                                  ----------

          Total non-current liabilities                1,888,677
                                                  ----------
               Total liabilities                     3,562,652
                                                  ----------

SHAREHOLDERS' EQUITY:
     Common stock: $25 par value;
     500,000 authorized; 13,910 issued
     and 13,776 outstanding                               347,750
     Retained earnings                               1,400,398
     Less: 134 shares of treasury stock                   (3,350)
                                                  ----------

          Total shareholders' equity                1,744,798
                                                  ----------

          Total liabilities and shareholders'
               equity                             $  5,307,450
                                                  ==========
<FN1>
<FN1> The accompanying notes to financial statements are an integral part of this balance sheet.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.

d.b.a. FARMER'S, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                        1997               1996
                                        ------------     ------------
NET SALES AND GROSS REVENUE                $ 19,103,199      $ 21,949,927

COST OF SALES                                 15,323,385
17,743,893                                         ------------
------------
     Gross profit                            3,779,814         4,206,034

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                   4,686,171         4,624,030
                                        ------------     ------------

OPERATING LOSS                              (906,357)         (417,996)

OTHER INCOME (EXPENSE):
     Other income                               211,885        269,916
     Interest expense                        (215,976)         (171,229)
                                        ------------     ------------

          Loss before income tax
          benefit                            (910,448)        (319,309)

INCOME TAX BENEFIT                             (342,098)         (121,631)
                                        ------------     ------------

          Net loss                      $   (568,350)  $  (197,678)
                                        =============     ============
Net loss per common share               $     (41.26)  $    (14.35)
                                        =============     ============
<FN1>
<FN1> The accompanying notes to financial statements are an integral part of these statements.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.

d.b.a. FARMERS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                        Total
                    Common       Retained    Treasury  Shareholders'
                    Stock       Earnings    Stock          Equity
                    ---------- ----------  -----------     -----------
BALANCE,
JUNE 30, 1995          $ 347,750  $ 2,166,426  $ (3,350)  $ 2,510,826

     Net loss               -         (197,678)       -        (197,678)
                    ---------- ----------  -----------     -----------

BALANCE,
JUNE 30, 1996            347,750    1,968,748    (3,350)        2,313,148

     Net loss                -         (568,350)          -        (568,350)
                    ---------- ----------  -----------     -----------

BALANCE,
JUNE 30, 1997           $ 347,750  $ 1,400,398      $ (3,350)  $
1,744,798                     ========== =========== =========== ===========

<FN1>
<FN1> The accompanying notes to financial statements are an integral part of these statements.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.

d.b.a. FARMERS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                         1997               1996
                    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss          ($568,350)     ($197,678)      Adjustments to reconcile
net
       loss to net cash provided
       (used) for operating activities -
          Depreciation and amortization   307,998         213,584
          Provision for uncollectible
            accounts receivable           50,168           19,652
          Changes in assets and
            liabilities:
               Accounts receivable, net      183,095       (252,479)
          Inventories           991,396       (574,546)
          Prepaid expenses             8,710        (39,394)
          Income taxes receivable          227,170      (251,120)
          Deferred income taxes        (267,172)   (67,119)
          Notes receivable - supplier           -               45,063
          Accounts payable        (353,453)   798,017
          Accrued expenses        (111,263)   150,341
          Income taxes payable           -           (119,769)
                    ----------     ----------
            Net cash provided (used)
            for operating activities           468,299      (275,448)
                    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
          equipment       (74,526)  (813,431)      Proceeds from sale of
property
          and equipment           46,470                -
     (Increase) decrease in investments
          in supplier          (3,578)           21,169
                    ----------     ----------

          Net cash used for investing
          activities       (31,634)      (792,262)
                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on long-term debt
          and capital leases        305,649      2,567,925
     Repayments of long-term debt
          and capital leases       (620,939)  (1,370,922)
                    ----------     ----------
          Net cash (used) provided
          by financing activities      (315,290)   1,197,003
                    ----------     ----------

NET INCREASE IN CASH        121,375          129,293

CASH at beginning of year        293,163          163,870
                    ----------     ----------
CASH at end of year       $ 414,538      $  293,163
                    ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:
     Cash paid for interest      $ 208,522      $  165,157
                    ==========  ==========

     Cash paid for income taxes,
     net of refunds received     $ (300,777)     $  189,600
                    ==========  ==========
<FN1>
<FN1> The accompanying notes to financial statements are an integral part of these statements.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.

d.b.a. FARMERS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1996



NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Mimbres Valley Farmers Association, Inc. d.b.a. Farmers, Inc. ("Farmers" or the "Company"), a New Mexico corporation, currently operates two retail food stores, a hardware store, a clothing and craft store and a feed store. The Company also leases certain retail space to unrelated parties and operates a self-service laundry. All operations are located in Deming, New Mexico ("Deming"). The economy of Deming is dependent mainly on agriculture and related agri-business.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit to customers, substantially all of whom are residents of Luna County, New Mexico. Management of the Company has established an allowance for doubtful accounts to cover possible losses inherent in the accounts receivable portfolio. Ultimate losses may vary from the current estimates.

Inventories

Inventories, which represent merchandise available for sale, are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis.

Property and Equipment

Property and equipment are stated at cost, including capitalized interest and labor incurred to construct major additions, and are depreciated on a straight-line basis over the estimated useful lives of the respective assets.

Capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the property or the lease term. The estimated useful lives for property and equipment are as follows:

     Buildings - 30 years
     Furniture, fixtures and equipment - 3 to 10 years
     Leasehold improvements - 5 years

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

Advertising

The Company expenses costs of advertising as incurred. For the years ended June 30, 1997 and 1996, advertising expense was $253,278 and $267,652, respectively.

Net Loss per Common Share

Net loss per share is computed by dividing the net loss by the number of shares of common stock outstanding during the period.

Change in Reporting

The Company changed its method of reporting cash flows from operating activities from the direct method to the indirect method during 1996.

Reclassification

Certain prior year balances have been reclassified to conform with the 1997 financial statement presentation.


2.     PROPERTY AND EQUIPMENT:

Property and equipment as of June 30, 1997 consist of the following:


     Furniture, fixtures and equipment           $2,806,693
     Buildings                                     2,354,121
     Land                                                80,203
     Leasehold improvements                        61,961
                                                  ----------
                                                    5,302,978
     Less:  Accumulated depreciation
             and amortization                    (3,262,714)
                                                  -----------
                                                  $2,040,264
                                                  ===========

3.     NOTES RECEIVABLE - SUPPLIER:

The notes receivable - supplier at June 30, 1997, are unsecured and have maturities which range from December 1998 to 2000, with interest rates ranging from 6.5% to 8.2%.

4.     INVESTMENTS IN SUPPLIER:

Investments in supplier, at cost, as of June 30, 1997 consist of the following:
          693 shares of Class B non-voting stock      $ 70,610
          10 shares of Class A non-voting stock         1,019
                                                       ---------
                                                       $ 71,629
                                                       =========

The Class A and B stock of the supplier were received as patronage dividends. None of the stock shown as investments in supplier is readily marketable.

5.     LONG-TERM DEBT AND CAPITAL LEASES:
Long-term debt and capital leases as of June 30, 1997 consist of the following:

     Fixed rate note payable to Norwest Bank
     ("Bank"), due in monthly installments of
     $16,788 with a balloon payment of $1,314,459
     due on January 24, 2001.  Interest at the
     rate of 9.50%, and secured by real estate
     mortgages.                                        $1,535,982

Variable rate notes payable to Bank, due
     in monthly installments ranging from $975
     to $1,675.  Interest at Bank prime rate
     plus 1% to .75% (9.50% and 9.25% at June
     30, 1997), secured by real estate mortgages,
     inventory, and accounts receivable.                   174,678

     Capital leases, net                                  111,748

     Notes payable to Supplier, due in monthly
     installments ranging from $272 to $2,322.
     Interest rates ranging from 9.25% to 10.50%,
     secured by equipment and notes receivable
     - supplier.                                            90,964
                                                            ----------
                                                             1,913,372
 Less:  Current portion                                 249,509
                                                            ----------
                                                            $1,663,863
                                                            ==========


     Future maturities of long-term debt and capital leases as of June 30, 1997 are as follows:

                         1998          $  249,509
                         1999             139,091
                         2000             141,755
                         2001           1,383,017
                                   -----------
                         Total     $1,913,372
                                   ==========

Certain of the notes payable to a Bank require the Company to comply with debt covenants at June 30, 1997 including, but not limited to: (a) Minimum working capital balance of $1.2 million or greater, (b) total liabilities to net worth of 1.15 to 1 or lower, (c) $100,000 additional principal reduction beyond scheduled payments for fiscal year 1997 and (d) profitable operations by December 31,1996. The Company is not in compliance with several of its debt covenants at June 30, 1997. Consistent with the prior year, the Company has obtained a waiver from the Bank for all exceptions to its debt covenants through September 22, 1997. Management believes the Bank will forbear acceleration of the collection of these notes, and accordingly, the notes have not been classified as current liabilities in the accompanying balance sheet.

Property and equipment, net financed under capital leases was $113,551 as of June 30, 1997.


6.     OPERATING LEASES:

Future minimum rental payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1997, are as follows:

                              1998               $110,000
                              1999                110,000
                              2000                110,000
                              2001                110,000
                              2002                 82,503
                                             --------
Total future minimum rental payments     $522,503
                                             ========

7.     OTHER INCOME:

Other income as of June 30, consists of the following:

                                             1997          1996
                                             --------     -------
Rental of retail space               $47,932     $115,004
Check cashing fees                     32,419      51,159
Western union commissions                31,586       28,999
Other                                    99,948       74,754
                                             --------     -------
     Total other income                    $211,885     $269,916
                                             ========     ========


8.     RENTAL INCOME:

The Company leases retail space to customers with terms generally ranging from 2 to 10 years. The leases generally contain provisions for renewal options of 5 to 10 years.

The future minimum rental payments on operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1997, are as follows:

                              1998                    $ 52,472
                              1999                      51,939
                              2000                      42,872
                              2001                      26,872
                              2002                      10,872
                              Thereafter            28,992
                                                  --------
     Total future minimum rental payments     $214,019
                                                  ========


9.  TENDER OFFER:

During the fiscal year ended June 30, 1996, the Company was involved with legal proceedings concerning a tender offer for all the outstanding shares of Farmers common stock. During the fiscal year ended June 30, 1997, the Company and the participants of the tender offer entered into a settlement agreement, in which the tender offer was withdrawn.


10.     LITIGATION:

The Company is engaged in various legal proceedings, including an action involving an environmental claim, all of which are incidental to its normal business activities. In the opinion of the Company, none of such proceedings are material in relation to the Company's financial position or operations.


11.     SUPPLIER BANKRUPTCY:
During the fiscal year ended June 30, 1996, the franchisor of the supplier of the Company's craft store filed for bankruptcy reorganization under Chapter 11 of the Federal Bankruptcy Code. Sales of inventory for this franchise represented approximately 3% of the Company's revenue for fiscal year 1996. The Company contracted with various other suppliers to ensure a continued supply of inventory for the craft store. Management has elected not to operate the clothing and craft store as a franchise outlet and believes that the operations of the clothing and craft store will not be significantly impacted. During the fiscal year ended June 30, 1997, the Company moved the clothing business into the craft store and combined their retail operations.


12.     MAJOR SUPPLIERS:

A substantial portion of the inventory of the Company is purchased from a limited number of suppliers. During the years ended June 30, 1997 and 1996, two such suppliers accounted for 74% and 64% of inventory purchases, respectively. In addition, a certain related party of the Company is a guarantor for amounts outstanding to certain major suppliers.

13.     MANAGEMENT'S PLANS FOR FUTURE OPERATIONS (UNAUDITED):
The Company incurred operating losses, deterioration of working capital and violated its debt covenants in the preceding year. The Company's viability as a going concern is dependent upon several factors, including the its ability to restructure fixed operating expenses in relation to the overall decline in gross sales and to identify unprofitable products, services or locations and the management fortitude to discontinue such unprofitable ventures while continuing its tradition of competitive prices and quality service.
Management of the Company is expecting a return to profitability and positive cash flows from operations as soon as the second quarter of fiscal year 1998. They attribute this to the following factors:
The Company expects to carry back fiscal year 1997 losses to prior years resulting in refunds of previous income taxes paid amounting to approximately $250,000.

In fiscal year 1997, the Company discontinued its furniture business, Radio Shack store, garage and service center and its bean cleaning operations.
Also, the Company terminated the Ben Franklin franchise and combined its clothing store with the crafts store and combined the appliance store with the hardware store. Savings associated with these activities should contribute to improved operating income in the 1998 fiscal year.

Certain costs incurred in fiscal year 1997 for legal and accounting relating to the Tender Offer are not expected to occur in fiscal year 1998.

The Company implemented a purchase order system in mid 1997 fiscal year, and savings will accrue throughout the entire 1998 fiscal year.

The Company implemented strict credit standards and aggressive collection efforts that should reduce credit losses in fiscal year 1998.

The Company is reviewing all its product lines in regards to gross margin and inventory turnover to insure profitability.

The Company in progress of installing a new computer system to ultimately interface all its stores and departments to provide timely and accurate information while reducing operating expenses.

The Company is monitoring the operating results of its hardware store at its new location. Although sales are up significantly, operating costs have increased significantly more. The new location has yet to make an operating profit despite adjustments to inventory, staffing levels and other factors.
If results do not improve in response to recent operating changes, the Company may have to decide whether or not to return the store to its original location adjacent to the supermarket and hope it would return to its original profitabili ty. Such a move could potentially involve certain risks. Farmers would continue to be obligated under its lease on the building until the year 2002. Also, there are certain costs associated with the move, such as loss of business and loss of potential rent of the now vacant space.

Certain savings in fiscal year 1997, such as a decrease in interest expenses, reduction in payroll expense and advertising were only partially realized in fiscal year 1997 and should have positive affect on 1998 fiscal year.

The Company has rented all available owned rental space in the mall resulting in additional cash flow and additional customer traffic in fiscal year 1998.

In fiscal year 1997, the Company has reduced it monthly debt service by approximately $7,000. The Company is considering a working capital bank loan for $300,000 to be repaid by its tax refund.


14.     INCOME TAXES:

Components of the net deferred income tax liability at June 30, 1997, are as follows:

 Deferred income tax assets:
 Net operating loss carryback and carryover          $     385,203
 Inventory method change                                    92,995
 Inventory capitalization                                    26,265
 Allowance for doubtful accounts                          13,563
 Other                                                         9,155
                                                            ------------
          Deferred income tax asset                              527,181

Valuation allowance                                        (72,732)
                                                            ------------
          Deferred income tax asset,
          net of valuation allowance                     $     454,449
                                                            =============
Deferred income tax liability related
to depreciation                                         $   (224,814)

The Company had a current year loss for federal tax purposes of approximately $991,000; approximately $919,000 of this amount will be carried back to the fiscal years ended June 30, 1993 and 1994. The remaining losses will be carried forward resulting in a deferred tax asset of $24,308. The Company had prior and current year losses for state tax purposes of approximately $1,384,000, which will be carried forward resulting in a deferred tax asset of $48,424. Due to recent operating losses and deterioration of working capital, the entire federal and state deferred tax asset balance of $72,732 which relates to operating losses to be carried forward has been reserved for through a valuation allowance.

The income tax benefit consists of the following for the fiscal years ended June 30:

                                        1997               1996
                                        ------------     ------------
Deferred income tax benefits:
 Federal                         $ (310,169)     $ (110,279)
 State                                (31,929)        (11,352)
                                        ------------     ------------
          Total                         $ (342,098)     $ (121,631)
                                        ============     ============

The income tax benefit is reconciled with the expected Federal statutory rates for the years ended June 30, as follows:

                                             1997               1996
                                             ------------     ------------
Provision computed at Federal
     statutory rate                         $ (309,552)     $ (108,565)
State taxes net Federal benefit                (21,031)         (7,376)
Non-deductible meals and
     entertainment                              2,040            1,194
Recovery of previously paid taxes        (74,926)            -
Valuation allowance                        72,732            -
Other                                         (11,361)         (6,884)
                                             ------------     ------------
     Total                              $ (342,098)     $  (121,631)
                                             ============     ============

      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 1998.

                         MIMBRES VALLEY FARMERS ASSOCIATION, INC.



                                   By /s/ Garry S. Carter
                              Garry S. Carter,
                                   Chief Executive Officer,
                                   General Manager, and Secretary
                                   (Duly Authorized Representative)