Form 10QSB
period 1998-03-31
MIMBRES VALLEY FARMERS ASSOC INC
filed 1998-05-15
CIK 781889

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                           FORM 10-QSB


     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998



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

             As of May 14, 1998, 13,776 shares of Common Stock of Mimbres Valley Farmers Association, Inc. ("Farmers" or the "Company") were outstanding.

             Transitional small business disclosure format:  Yes      No X

PART I


Item 1.   Financial Statements


         MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                 d.b.a. FARMERS, INC.
                                   BALANCE SHEET
                       March 31, 1998 and June 30, 1997
                                       UNAUDITED


ASSETS

                                             MARCH 98                 JUNE 97
                                              Unaudited                    Audited
CURRENT ASSETS:
Cash and equivalents        $    295,700                   $   414,538

Trade and related party
 receivables net of
allowance for doubtful
accounts of $34,141 at
 March 31, 1998 and
$36,168 at June 30, 1997        159,807                        273,372

Inventories                           1,270,676                     1,871,922
Prepaid expenses                    110,040                          97,659
Income taxes receivable                    0                          23,950
Deferred income taxes                      0                         454,449

  TOTAL CURRENT
ASSETS                              1,836,223                      3,135,890

  NET PROPERTY
AND EQUIPMENT            1,855,008                     2,040,264

  OTHER NON-CURRENT
ASSETS

Investment in supplier              77,400                          71,629
Notes receivable-supplier         59,667                          59,667

  TOTAL OTHER
NON-CURRENT ASSETS    137,067                        131,296


  TOTAL ASSETS              3,828,298                   5,307,450

          MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                     d.b.a. FARMERS, INC.
                                       BALANCE SHEET
                         March 31, 1998 and June 30, 1997
                                          UNAUDITED


  LIABILITIES AND STOCKHOLDERS' EQUITY
                                            MARCH 98                  JUNE 97
                                             Unaudited                    Audited
CURRENT LIABILITIES
Accounts payable             $   662,693                $    1,205,396
Accrued expenses payable    118,118                         219,070
Current portion of
long-term debt and
capital leases                         128,888                         249,509

TOTAL CURRENT
LIABILITIES                        909,699                      1,673,975

LONG-TERM DEBT AND
CAPITAL LEASES LESS
CURRENT PORTION        1,566,528                     1,663,863

DEFERRED INCOME
TAXES                                     80,759                        224,814

  TOTAL NON-
CURRENT LIABILITIES  1,647,287                     1,888,677

TOTAL LIABILITIES        2,556,986                     3,562,652

STOCKHOLDERS'
 EQUITY
Common stock,  $25
par-shares authorized
500,000; 13,910 issued
and 13,776 outstanding          347,750                         347,750

Retained earnings                   926,912                     1,400,398
Treasury shares                         (3,350)                          (3,350)

TOTAL STOCKHOLDERS
EQUITY                              1,271,312                     1,744,798

TOTAL LIABILITIES
AND SHAREHOLDERS'
EQUITY                              3,828,298                     5,307,450


               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                        d.b.a. FARMERS, INC.
           STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                               UNAUDITED

                                             Three Months              Three Months
                                                   Ended                          Ended
                                            March 31, 1997           March 31, 1997

NET SALES                    $  3,762,943                $   4,617,330

COST OF SALES               3,375,404                     3,670,167

Gross profit                            387,539                        947,163

OPERATING
EXPENSES                            846,638                     1,112,481

 Operating loss                      (459,099)                      (165,318)

OTHER INCOME (EXPENSE)
Patronage rebates
and commissions                        73,226                         75,831
Rent income                               21,273                           6,776
Interest income                                104                              179
Interest expense                         (40,970)                      (52,619)
Miscellaneous                               2,086                         22,000

Loss before income tax         (403,380)                      (113,152)

INCOME TAX BENEFIT                0                            38,471

NET LOSS                            (403,380)                        (74,681)

RETAINED EARNINGS
   Beginning of the period    1,330,293                     1,662,376
   End of the period                 926,913                     1,587,695

NET LOSS PER
COMMON SHARE                     ($29)                               ($5)


                MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                      d.b.a. FARMERS, INC.
          STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                             UNAUDITED

                                             Nine Months                Nine Months
                                                   Ended                          Ended
                                           March 31, 1997            March 31, 1997

NET SALES                       12,016,177                    14,764,032

COST OF SALES                9,821,518                    11,869,423

Gross Profit                          2,194,659                      2,894,609

OPERATING EXPENSES  2,825,137                      3,535,862

Operating loss                        (630,478)                       (641,253)

OTHER INCOME
(EXPENSE)
Patronage rebates and
commissions                            190,348                        167,490
Rent income                               58,522                          30,224
Interest income                            2,808                             3,558
Interest expense                      (152,782)                      (162,070)
Miscellaneous                            58,098                           24,700

Loss before income taxes       (473,485)                      (577,352)

INCOME TAXES BENEFIT             0                         196,300

NET LOSS                            (473,485)                      (381,052)

RETAINED EARNINGS
Beginning of the period        1,400,398                     1,968,748
End of the period                     926,913                     1,587,695

NET LOSS PER
COMMON SHARE                     ($34)                             ($28)


                MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                          d.b.a. FARMERS, INC.
                                 STATEMENT OF CASH FLOWS
        For the Nine  Months Ended March 31, 1998 and March 31, 1997
                                                 UNAUDITED

                                             MARCH 98                 MARCH 97


OPERATING ACTIVITIES
Net loss                                 (473,485)                     (381,052)

Adjustments to reconcile
 net loss to net cash provided
by operating activities:
  Depreciation and
amortization                           226,806                       227,189
  Decrease in trade and
related party receivables        113,565                        133,262
  Decrease in inventories        601,246                       643,934
  Increase in prepaid
expense                                   (12,382)                       (52,750)
  Decrease in prepaid
income tax                              334,344                       104,477
  Decrease in accrued
expense                                 (100,952)                      (173,074)
  Decrease in accounts
payable                                 (542,703)                      (354,305)

Net cash provided
by operating activities            146,439                       147,681

INVESTING ACTIVITIES
  (Increase) Decrease in
property and equipment          (41,550)                        10,889
  (Increase) Decrease in
investment in supplier              (5,771)

FINANCING ACTIVITIES

Proceeds from long term
debt and capital leases           180,097                        305,648
Repayment of long term
debt and capital leases          (398,053)                     (576,711)

Net cash used for
financing activities                (217,956)                     (271,063)

DECREASE IN CASH
EQUIVALENTS                  (118,838)                     (112,491)

CASH AND EQUIVALENTS
Beginning of period              414,538                        293,163
End of period                        295,700                        180,672

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.

Notes to Financial Statements
UNAUDITED

1.     Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of March 31, 1998 and June 30, 1997 and the results of operations and cash flows for the nine-month periods ending March 31, 1998 and March 31, 1997.

The accounting policies followed by Farmers are set forth in Note 1 to the financial statements in the 1997 Farmers Annual Report filed on Form 10-KSB.

The results of operations for the nine-month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition

The company filed its federal income tax return for the year ending June 30,1997 in the first quarter. The Company received a tax refund of $309,795. The Company has used these funds to reduce short term bank debt and trade payables.

Working capital ratios have improved from 1.87 at June 30, 1997 to 2.02 at March 31, 1998.

The company is continuing to review inventory products and categories at all stores to improve product margins and movement.
Results of Operations

Sales from all stores were consistent with the previous quarter. Gross margins year to date, however, decreased from 19.5% in the fourth quarter of FYE 97 and from 22% in the previous quarter to 18.3% in the current quarter. The decrease was due to increased price competition.

The company is continuing its conversion to a new computer system to ultimately connect all stores, provide timely and accurate information, and reduce operating costs.

Other income and expense is consistent with the previous quarter.

On April 13, 1998, the Company relocated the hardware store from its 2300 Highway 70/80 location to its original location adjacent to the supermarket. The hardware store at the Highway 70/80 location failed to make an operating profit despite adjustments to inventory, personnel costs, and other factors. As a result of the relocation of the hardware store, the company believes, but has no assurance, that savings will result from adjustments to personnel costs, occupancy expense and carrying costs associated with the reduction in its total hardware inventory items, and that the
store will return to profitability. The Company will continue to monitor the operations of the hardware store at the Mall location.

The company expects to incur certain costs associated with the relocation of its hardware store. The costs include: loss from discounting of discontinued products, costs of moving, and continuing lease expense.

Farmers is obligated under its lease on the vacant hardware store building at the Highway 70/80 location until the year 2002. The rent is approximately $110,000 per year payable monthly. Farmers is attempting to lease the building. The Company may have to substantially discount its lease to encourage potential renters.



Future results from operations may differ from the opinions expressed by Management in the above Management Discussion and Analysis.

PART II

Item 6.     Exhibits and Reports on Form 8-K.

(a)       Exhibits

See the Index to Exhibits which is incorporated herein by reference.

(b)     Reports on Form 8-K

The following report on Form 8-K was filed during the quarter.

Date of Report           Items Reported               Financial Statements
filed
April 17, 1998           Item 4                             None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     May 15, 1998

MIMBRES VALLEY FARMERS
ASSOCIATION, INC.

By /s/ Garry S. Carter
Garry S. Carter
Chief Executive Officer and
General Manager
(Duly Authorized Representative)


By /s/ C. Diane Carter
C. Diane Carter
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit No.     Description of Exhibits

3(i)          Articles of Incorporation   (aa)

3(ii)         Bylaws   (aa)

27            Financial Date Schedule  *

(aa)     Incorporated by reference to the Company's registration Statement on
Form S-1
          dated 1985 (Registration No.  33-                    )

*   Filed Herewith