Form 10KSB
period 1998-06-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1998-09-28
CIK 781889

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

_XX_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 1998

____ TRANSITION REPORT UNDER Section 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction  period from                     to

Commission file number 0-13963

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
(Name of small business issuer in its charter)

 NEW MEXICO                                      85-0054230
(State or other jurisdiction     (I.R.S. Employer Identification  No.)
of incorporation or
 organization)

811 South Platinum, Deming, New Mexico    88030
(Address of principal executive offices)      (Zip code)

Issuer's telephone number (505) 546-2769

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock ($25 par value)
Name of each exchange  on which registered:  None

     Check whether the issuer(1)filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes. X. . .       No. . . .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

There is no established public trading market for the issuer's common stock, no public quotations for the stock, and no verifiable record of any common stock prices.

The number of shares outstanding of the issuer's common stock, as of September 2, 1998, is 13,776.

A portion of the Registrants Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated in Part III as set forth therein.

PART I

This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words like "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

ITEM 1.   BUSINESS.

General

     Mimbres Valley Farmers Association, Inc. ("the Company") is a New Mexico corporation founded in 1913. The Company is a food, dry-goods, feed and farm supplies, and hardware retailer serving the market area of Deming and surrounding areas in southwestern New Mexico. The Company currently operates a supermarket, hardware store, feed and farm supply store, and a convenience store with gasoline pumps. The Company also operates a self-service laundry and leases certain retail space which it owns to unrelated parties. The revenue the Company derives from the non-retail business activities is less than one percent of the Company's total revenue. See Item 2 "Properties" for additional information on the Company's leasing activities.

     All of the Company's operations and assets are in or around Deming, New Mexico, a primarily farming community in the southwestern part of the state. Deming (population 13,000) is the county seat and largest municipality in Luna
County, which has a population of approximately 22,000. Because all parts of the County are distant from other population centers (Las Cruces, population 62,000, in Dona Ana County, and Silver City, population 11,000, in
Grant County, are 62 and 55 miles, respectively, from Deming),the County residents do most of their day-to-day shopping in Deming.

     The Company conducts its grocery business at two locations: the main 24,000 square-foot supermarket at 811 South Platinum in Deming, and a convenience store with a laundromat (together totaling approximately 7,000 square feet) at 501 North Gold in Deming. The convenience store location includes underground storage tanks and pumps for retail sales of gasoline. The Company currently operates its hardware store in a 14,450 square foot location adjacent to the main supermarket.

     All of the Company's other retail operations are located near the main supermarket, either in the Company's strip mall that the supermarket occupies in part, or, in the case of the feed and farm supply store, immediately across the street.

Products

     The Company's supermarket offers a large selection of food items, including dry groceries, fresh meat, dairy products, produce, frozen foods, deli products and baked goods, as well as many non-food items such as cigarettes, soaps, paper products, and health and beauty care items. The Company's hardware store offers a wide selection of merchandise, including nationally and regionally advertised brands. The Company's merchandising strategy is to offer a broad selection of quality products at competitive prices with an emphasis on superior customer service, quality and one-stop shopping convenience, particularly for the local farming community.

Recent Developments

     In April, 1998, the Company relocated the hardware store from the building it leased from K-Mart Corporation located at 2300 Highway 70/80 (the "K-Mart Building") back to its original location adjacent to the supermarket.
The hardware store at the K-Mart Building failed to make an operating profit despite adjustments to inventory, personnel costs, and other factors. As a result of the relocation of the hardware store, the Company believes, but has no assurances, that savings will result from adjustments to personnel costs, occupancy expense and carrying costs associated with the reduction in its total inventory items, and that the store will return to profitability. The Company will continue to monitor the operations of the hardware store at the 811 South Platinum location. For more information see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operation".

     No other of the Company retail operations have experienced any significant changes in the past fiscal year.

Competition

     The Company's grocery and retail business is highly competitive, and characterized by low profit margins. The Company's supermarket is in direct competition with Furrs supermarket, a regional supermarket chain, and Peppers supermarket, an independent supermarket ("Peppers"). The Company believes that the 17.4 percent decrease in grocery revenues from fiscal year 1996 to fiscal year 1997 and the 3.4% decrease from fiscal year 1997 to fiscal year 1998 is primarily due to the presence of Peppers. The Company's competitors also include drug stores, convenience stores, discount hardware stores and large chain discount retailers. Some of these competitors have substantially greater resources than the Company.

Suppliers

     The Company obtains substantially all of its grocery supplies from Fleming Foods, a wholesaler based in Oklahoma City which maintains a warehouse in El Paso, Texas. The Company believes its current relationship with Fleming
Foods is satisfactory. The Company is not dependent on this relationship since groceries and general merchandise are generally available from many sources.

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

Personnel

     Due mainly to the expansion of the hardware operations, the Company's total employment during the 1996 fiscal year was 241 persons compared with total employment of 152 persons at the end of the 1997 fiscal year. The Company's employment at the end of the 1998 fiscal year is 113 employees, of which 30 are part-time employees. The reduction in employment resulted from the discontinuance of the electronics and furniture business, a decrease in staffing at the hardware store, and a general decrease in employment at other locations. The Company does not anticipate additional reductions in employment in the coming fiscal year. None of the Company's employees are represented by unions.

Trademarks

     The Company is a member of the IGA advertising group, and sells groceries under the IGA trademark.

Governmental Regulation

     The Company is subject to a variety of governmental authorities, including federal, state and local agencies which regulate the distribution and sale of milk and other agricultural products, as well as other food and drug items. The Company is also subject to regulation on labor, health, safety and environmental matters. Management believes the Company is in material compliance with all applicable regulations. Except as provided below, the Company anticipates that its compliance with federal, state and local laws will not have a significant effect on the Company's capital expenditures, earnings or competitive practices.

     The Company does not foresee any unusual potential future expenses, except (1) costs associated with a the return of the hardware business to 811 South Platinum, and (2) costs the Company may incur for remediation of leakage from an underground storage tank, removed during the 1996 fiscal year, at the convenience store site. For more information, see Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations, and see Item 3 Legal Proceedings.

ITEM 2.   PROPERTIES.

     The Company owns or leases the following properties:

     1. A strip shopping mall totaling approximately 60,300 square feet of retail space, located at 811 South Platinum Street, Deming, New Mexico. The Company owns the real property and the improvements on the real property in fee. The property is the site of the Company's corporate offices, principal supermarket (approximately 24,000 square feet), its clothing and general merchandise store (approximately 9000 square feet) and its hardware store (approximately 14,450 square fee). Four other areas in the mall are leased to separate tenants for retail purposes: (1) a variety store which occupies approximately 8,050 square feet, (2) a Little Caesar's pizza franchise which occupies approximately 1,200 square feet, and (3) a video rental outlet which occupies approximately 1,200 square feet, and (4) an electronics store which occupies approximately 2,400 square feet.

     2. The feed and farm supply store, is located in an approximately 2,500 square feet building across the street from the shopping mall, at 913 South Diamond Street. The Company owns this real property and improvements in fee, free and clear of any mortgage or liens.

     3. The convenience store with an attached laundromat, totaling together approximately 7000 square feet is located at 501 North Gold Street, Deming, New Mexico. The Company owns this real property and improvements in fee, free and clear of any mortgages or liens.

     4. The Company continues to lease the K-Mart Building located at Highway
70-80 East in Deming, consisting of approximately 40,000 square feet and totaling l 3.76 acres, including parking areas and associated grounds, at a rental rate of approximately $9,100 per month. The lease provides for an initial term that expires in 2002, with lease options for a total of 25 additional years.

     5. A five-acre parcel of undeveloped land within the Deming city limits, adjoining the Columbus highway (State Route 11). The Company owns this real property in fee, free and clear of any mortgages and liens. The Company intends to retain ownership of this parcel as a possible site for business expansion.

     6. The Company leases a warehouse on West Rancho Avenue in Deming from the Union Pacific Railroad on a year-to-year basis. The Company uses the warehouse, which is served by a railroad spur, primarily for the receipt and storage of bulk animal feed products.

     The Company does not have any present renovation plans for any of the properties, all of which are in satisfactory condition.

ITEM 3.  LEGAL PROCEEDINGS.

     In addition to legal proceedings involving account collections and other matters in the ordinary course of business, during the course of the 1998 fiscal year the Company was involved in the following legal matter.

Underground Storage Tank.

     The Company has sold gasoline to the public at its convenience store for many years. The gasoline is dispensed from underground storage tanks, which the Company previously leased from a petroleum wholesaler. During the 1996 fiscal year, the leased tanks were removed and replaced with tanks that the Company owns, at which time it was determined that there had been some leakage from one of the leased tanks. Examination of the tank revealed a hole towards the top which presumably would have leaked only when the tank was full or nearly full. Based on this information, the Company believes that the amount of leakage and the corresponding contamination may have been minimal. Nevertheless, the New Mexico Environment Department has instituted a remedial action, which remains pending, against the owner of the tank. It is unclear whether further investigation under the remedial action will reveal significant contamination, and also unclear how extensive or costly remedial measures imposed by the Environment Department may be. Remediation expenses for leaking underground storage tanks may be significant, particularly if contamination of underground water is threatened.

     Although the New Mexico Environment Department is not currently requiring any action from the Company, the Company could have liability based on its status as an "operator" under the New Mexico Underground Storage Tank regulations (the "Regulations"). If the New Mexico Environment Department assesses liability against the Company, the Company will vigorously pursue a claim for indemnity against the owner of the tank. If the Company is determined to be in compliance with the Regulations, it will also qualify for reimbursement from a "corrective action fund" established under the state Groundwater Protection Act, which would potentially pay for all but $10,000 of the Company's remediation expenses. The Company has not, however, sought or received a determination that it qualifies for reimbursement from the fund at this time. In addition, the state has no obligation to reimburse parties if claims exceed the amount available in the fund, and in the past claims have exceeded the fund balance. Currently, however, the fund has a surplus, and since the fund is constantly replenished by a fee on petroleum products, the likely result of a deficiency in the fund would be a delay in payment, rather than an outright denial of payment based on insufficient monies.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1998.


PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     There is no established public trading market for the Company's common stock, and no public quotations for the stock. Accordingly, there is no verifiable record maintained of any stock prices. Sales of the Company's common stock, as indicated by changes in ownership on the Company's registration book, are infrequent. Price has been established historically by private party negotiations. Since the Company has no systematic or reliable method of determining share prices, the Company does not disseminate any specific information regarding price. The Company does not know the most recent sales price of its stock.
     As of September 2, 1998, there were 841 holders of record of the common stock of the Company. The Company's common stock is the only authorized class of equity of the Company. The Company has not issued any stock in the last three years.

     No dividend was declared for the 1996 or 1997 fiscal years, which both ended with an operating loss. In light of the operating loss for the 1998 fiscal year, the Board does not expect to approve a dividend this year.

ITEM 6.   MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

     Retail sales to the general public generates most of the Company's receipts. Total revenues for the fiscal year ending June 30, 1998 were $15,521,847, of which $12,063,450 were from grocery sales. This continues the same pattern of sales experienced in the previous two years. In fiscal year 1997 total sales and grocery sales were $19,103,199 and $12,483,400, respectively, and in fiscal year 1996 total sales and grocery sales were $21,949,927 and $15,111,185, respectively. The percentage of total revenues attributable to grocery sales for the past three fiscal years is as follows:
77.7% (1998), 65.4% (1997), 68.8% (1996).  Corresponding percentages for hardware sales are 10.2% (1998), 17.2% (1997) and 11.2% (1996).  No class of similar products or services other than the grocery business and the hardware business amounted to more than ten percent of total revenues.

     The Company's total sales in fiscal year 1998 were $15,521,847, an 18.7% decrease from the previous year. Grocery sales decreased 3.4% (from $12,483,400 to $12,063,450), hardware sales decreased 51.9% (from $3,293,000 to $1,583,819), and other sales decreased 55.2% (from $3,326,799 to $1,454,628). Corresponding changes from fiscal year 1996 to fiscal year 1997 were a 13% decreased in total sales, a 17.4% decrease in grocery sales, a 34% increase in hardware sales, and a 24% decrease in other sales.

     The sales increases during the 1996 fiscal year resulted largely from expansions of the Company's business activities, especially the expansion of the hardware business and the opening of a furniture store. These expansions, however, were accompanied by both significant capital expenditures and large increases in operating costs. Accordingly, the increases in sales during fiscal year 1996 did not fully compensate for the additional costs, and the Company ended that year with a pre-tax loss of $319,309 (reduced by an income tax benefit to a total loss of $197,678).

     In the last two fiscal years, the capital expenditures associated with the expansion ceased, but the operating costs arising from the expansion have remained stubbornly high. In an effort to control costs, the Board decided to discontinue the furniture business, which was outside of the Company's traditional scope of retail activity, and to move the appliance business to the hardware store. The Radio Shack franchise, historically a poor financial performer, was sold. The sales decreases during the current fiscal year (i.e.
1998) resulted largely from the relocation and downsizing of its hardware store in the fourth quarter and the closing of its furniture and appliance store, the sale of the Radio Shack Store and the closing of its Ben Franklin craft franchise due to Ben Franklin's bankruptcy. High inventory levels, especially in the hardware business, have been reduced, and total employment has been reduced to 113 as opposed to 241 two years ago, for a total decrease of 48%. The Company was able to improve its overall gross margin slightly
while reducing its inventory by 34%.   Notwithstanding these actions,
however,
the Company ended the year with a loss of $357,346.

     In comparing the Company's current circumstances with the Company's consistently profitable operations prior to fiscal year 1996, two factors stand out: increased competition in the grocery business, and increased operating costs associated with the hardware operations.

     Prior to Peppers' opening in June, 1996, the Company shared the Deming retail grocery market with only a Furrs' store. The entry of a third "supermarket" competitor could only be expected to reduce, at least initially, the Company's grocery sales, and that is exactly what has happened. In the first full year of Peppers' operation, the Company's grocery sales for fiscal year 1997 decreased 17.4% and last year decreased 3.4%. The Board does not believe, however, that this indicates that any major changes are necessary or desirable with respect to the Company's supermarket. Competition in the grocery business is based primarily on price and selection, and the Board feels that the Company remains an effective competitor in both of these areas, due largely to the low prices and large selection available to the Company from its supplier, Fleming Foods. In addition, the Company has a loyal customer base, including many shareholders. Accordingly, the grocery business should be able to be profitable in the near future with only incremental adjustments and improvements.

     In the fourth quarter of fiscal year 1998, the Company returned its hardware store to its original location at 811 South Platinum adjacent to the supermarket in an effort to stop continued operating losses. The move continues to involve certain risks. The Company expects to incur certain costs associated with the relocation of its hardware store. The costs include: loss from discounting of discontinued products, costs of moving, and continuing lease expense.

     The Company is obligated under its lease on the vacant K-Mart Building at
Highway 70/80 until the year 2002. The rent is approximately $110,000 per year payable monthly. The Company is attempting to lease the building and expects to be totally out of the K-Mart Building by the end of the first quarter of its current fiscal year. The Company may have to substantially discount its lease to encourage potential renters. The Company will make every effort to lease the K-Mart Building to potential tenants for the remainder of its lease, which matures in the year 2002.

     Farmers terminated its hardware purchasing agreement with TRUSERV in the fourth quarter of the 1997 fiscal year. It signed a similar purchasing agreement HWI, DO IT BEST to provide merchandise to its hardware store. As a result of this change in suppliers, the Company converted an existing investment in TRUSERV in the amount of $125,000 into notes receivable payable to the Company over five years.

     According to a recent news article in the Deming newspaper, a new hardware store is expected to open in Deming by January 1, 1998. From its recent experience with Peppers, Farmers expects some reduction of its hardware sales once the new hardware store opens.

     The Company relocated the clothing store and combined it with its craft and fabric store in the first quarter of its 1998 fiscal year. The clothing store has not returned to its previous profitability. A new clothing store in
Deming has also increased competition in the clothing business. Improved inventory selection and continued cost-cutting measures are expected to improve the clothing stores operating profitability. The Company will continue to monitor the operating results of the clothing store. The Company may consider leasing all or part of the retail space in the mall occupied by the clothing store to other merchants if the clothing store fails to return its prior profitability.

     The Company is exploring the possibility of refinancing its long-term debt in an effort to reduce its interest expense and provide funds to improve its building, make parking lot repairs and replace walk in coolers and freezers in its grocery store. The Company has not planned any other major capital expenditures.

     Future results from operations may differ from the opinions expressed by Management in the above Management Discussion and Analysis.

Year 2000

     The Company has conducted a review of its computers systems to identify the systems that could be affected by the year 2000 problem. The year 2000 problem is the effect of computer programs using two digits (rather than four) to define the applicable year. Any of the Company's programs that utilizes date sensitive software could recognize the year "00"as 1900 rather than the year 2000. This could result in a major computer system failure or malfunction.

     The Company presently believes that, with modifications to existing software and conversion to new software and replacement of some equipment, the
Year 2000 problem will not pose a significant operational problem for the Company's information systems as so modified and converted. However, if such actions are not timely completed, the arrival of the year 2000 may have a material impact on the Company's ability to accurately process data. The Company intends to make its information systems Year 2000 compliant during the current fiscal year. The Company does not believe making its information systems Year 2000 compliant will have a significant effect on the Company's capital expenditures.

     The Company's main supplier, Fleming Foods, has represented to the Company that it is Year 2000 compliant with respect to its dealings with the Company.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements of the Company are included (with an index listing all the statements) in a separate financial section at the end of this
Annual Report on Form 10-KSB.

ITEM 8.   CHANGES AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

Dismissal of Arthur Andersen

     On March 20, 1998, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as the principal accountant to audit the Company's financial statements.

     The reports of Arthur Andersen on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to dismiss Arthur Andersen was based on cost considerations and the convenience of working with a firm closer to the Deming, New Mexico area. The Company's Board of Directors approved the decision.

     During the two most recent fiscal years and the subsequent interim period preceding March 20, 1998, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its report.

     In June 1996, the Company made a dual appointment of William D. Kennon, CPA and Arthur Andersen LLP as independent accountants of the Company. A management letter was issued September 27, 1996, to the Company's Board of Directors containing a reportable condition as a result of their audit of the Company's financial statements at and for the fiscal year ended June 30, 1996. The reportable condition was that the Company did not have qualified and competent executive level accounting/financial management personnel, including a principal accounting/financial officer.

     The management letter stated the following:

     This has led to significant inadequacies in the following areas, among others:

   1. Preparation and review of timely and accurate financial information (historical and budgeted)

   2. Establishment, maintenance and enforcement of internal controls, including policies and procedures.

   3. Use of computerized systems to process and report accounting and financial data.

   4.   Compliance with Securities and Exchange Commission requirements.

   This material weakness, together with its numerous resultant problems, inaccuracies, errors and control risks has been discussed previously in detail with the Board of Directors, Audit Committee and management of the Company.

     The Company rectified the reportable condition in the following manner:

     In October 1996, in response to Arthur Andersen's management letter comment, the Board of Directors hired as the Company's Chief Financial Officer a CPA with twelve years experience in public, governmental, and private industry accounting and a master's degree in business. The Company's policies, procedures, and internal controls were reviewed. Policies and procedures were implemented to establish, maintain and enforce internal controls. The Company has reorganized its accounting department and its management information system to provide timely and accurate information.

     The Company has engaged competent experienced legal and accounting professionals to ensure compliance with Securities and Exchange Commission reporting and disclosure requirements.

     There were no fourth quarter audit adjustments made to the 1996 financial statements by the auditors that would have a material effect on prior quarters in 1996.

     The Company has provided Arthur Andersen with a copy of this disclosure and requested that Arthur Andersen furnish the Company with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with this disclosure. A copy of the letter from Arthur Andersen to the Commission is filed as Exhibit 16.1 to this Report.

Engagement of Torres, Jones & Company P.C.

     On June 26, 1998, the Company engaged Torres, Jones & Company, P.C. as the principal accountants to audit the Company's financial statements.
During
the two most recent fiscal years and following interim period, the Company did not consult Torres, Jones& Company regarding the application of any accounting principals to a specific transaction, an audit opinion or any matter that was the subject of a disagreement of event identified in Regulation S-B, Item 304(a)(1)(iv).


PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS;
COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT.

     Pursuant to General Instruction E(3), the information required by this item is incorporated by reference herein to the "ELECTION OF DIRECTORS"
section in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about October 1, 1998.

Executive Officers of the Company

     The executive officers of the Company who are not also directors of the Company are as follows:

Name                        Age       Position
Garry S. Carter          54        Chief Executive Officer, General Manager
C. Diane Carter         53         Principal Accounting Officer

     Garry S. Carter has been Chief Executive Officer and General Manager of the Company and Board Secretary since February 28, 1997. From 1991 to 1996 he was Senior Vice President of First National Bank in Big Spring, Texas (which became Norwest Bank Big Spring, Texas following its acquisition in 1995), and from September 1996 to February, 1997, was Executive Vice President of First Savings Bank in Deming. Garry Carter is the spouse of Diane Carter.

     Diane Carter has been the principal accounting officer of the Company since October, 1996. Prior to joining the Company, Mrs. Diane Carter was the Assistant Controller for Howard County Junior College District. Diane Carter is the spouse of Garry Carter.

ITEM 10.   EXECUTIVE COMPENSATION.

     Pursuant to General Instruction E(3), the information required by this item is incorporated by reference herein to the "Executive Compensation"
section in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission concurrently with this Annual Report on Form 10-KSB.

ITEM 11.   SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

     Pursuant to General Instruction E(3), the information required by this item is incorporated by reference herein to the "COMMON STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" section in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission concurrently with this Annual Report on Form 10-KSB.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None of the reporting requirements of Item 404 of Regulation S-B are applicable to this report.


PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)     List of Exhibits

Exhibit Number

   3.1 Articles of Incorporation, as amended to the date of this report (incorporated by reference to the Company Registration Statement filed in
1985)

   3.2 Bylaws of the Company, as currently in effect (incorporated by reference to the Company's Registration Statement filed in 1985)

   4.1 Specimen certificate representing the Company's Common Stock (incorporated by reference to the Company's Registration Statement filed in 1985).

   10.1 Assignment and Assumption of Lease with K-Mart Corporation dated December 1994.

   16.1   Letter on change in certifying accountant.

   27.1   Financial Data Schedule

 (b)   Reports on Form 8-K:

     1. A Form 8-K/A was filed on May 15, 1998 regarding the dismissal of Arthur Andersen as the Company's accountants.

     2. A Form 8-K was filed on June 26, 1998 regarding the engagement of Torres, Jones & Company, P.C. as the Company's independent accountants. See
Item 8 for more information.

INDEX TO FINANCIAL STATEMENTS


Independent Auditors Report
Balance Sheets
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements

Report of Independent Public Accountants

To the Board of Directors and Stockholders
Mimbres Valley Farmers Association, Inc.
d.b.a. Farmers, Inc.

We have audited the balance sheet of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc. (a New Mexico corporation), as of June 30, 1998, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc., as of June 30, 1997, were audited by other auditors whose report dated September 22, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and preform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Mimbres Valley Farmers Association, Inc., d.b.a Farmers, Inc., as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Torres, Jones & Company
TORRES, JONES & COMPANY
A Professional Corporation

6040 Surety Drive
El Paso, TX   79905
September 25, 1998

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEETS
June 30, 1998 and 1997

ASSETS

CURRENT ASSETS:
1998                 1997

Cash and equivalents                                   $  392,092        $
414,538
Accounts receivable, net  of allowance
   for doubtful accounts of
   $25,000 and $36,168
    Trade
127,699               258,841
    Related parties
4,651                14,531
Inventories
1,232,669           1,871,922
Prepaid expenses
61,074                97,659
Note receivable--supplier
11,741                  ------
Income taxes receivable
-----                 23,950
Deferred income tax asset                                240,100
454,449

         Total current assets                              2
,070,026            3,135,890


PROPERTY AND EQUIPMENT, net          1,746,749            2,040,264

OTHER NON-CURRENT ASSETS:
     Note receivable-supplier
47,926                59,667
     Investments in supplier
78,400                71,629
     Other Assets
37,016                   ------

     Other non-current assets, net                        163,342
131,296

         Total assets
3,980,117             5,307,450

The accompanying notes to
financial statements are an
integral part of these
balance sheets.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEETS
June 30, 1998 and 1997
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                   1998
1997
Accounts payable                                            503,988
1,205,396
Current portion of long-term
   debt and capital leases
141,954               249,509
Accrued expenses payable                               163,915
219,070

      Total current liabilities
809,857           1,673,975

NON-CURRENT LIABILITIES:

Deferred income taxes
239,469              224,814
Long-term debt and capital leases,
     less current portion
1,543,339           1,663,863
Total non-current liabilities                           1,782,808
1,888,677

        Total liabilities
2,592,665           3,562,652

SHAREHOLDERS' EQUITY:

Common stock, $25 par value,
   500,000 authorized:
   13,910 issued and 13,776 outstanding          347,750               347,750
Retained earnings                                          1,043,052
1,400,398
Less:134 shares of treasury stock                        (3,350)
(3,350)



        Total shareholders' equity                      1,387,452
1,744,798

        Total liabilities and
        shareholders' equity                               3,980,117
5,307,450

The accompanying notes to
financial statements are
an integral part of these
balance sheets.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended June 30, 1998 and 1997

 1998                   1997
NET SALES AND GROSS REVENUE       15,521,847         19,103,199

COST OF SALES                                          12,336,511
15,323,385

     Gross profit
3,185,337           3,779,814

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                  3,597,593           4,686,171

OPERATING LOSS                                         (412,257)
(906,357)

OTHER INCOME (EXPENSE):
     Other income
180,633               211,885
     Interest expense
(207,112)            (215,976)

     Loss before income tax benefit                    (438,736)
(910,448)

INCOME TAX BENEFIT                                  (81,390)
(342,098)

          Net loss
(357,346)           (568,350)

Net loss per common share
(25.94)               (41.26)
The accompanying notes
to financial statements
are an integral part of these
statements.


MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended June 30,1998 and 1997


                    Total
                                               Common   Retained     Treasury
Shareholders'
                                               Stock         Earnings
Stock       Equity
BALANCE, JUNE 30,1996   347,750     1,968,748   (3,350)    2,313,148

     Net loss
(568,350)                   (568,350)

BALANCE, JUNE 30,1997   347,750     1,400,398   (3,350)    1,744,798

     Net loss
(357,346)                   (357,346)

BALANCE, JUNE 30,1998   347,750     1,043,052   (3,350)    1,387,452

The accompanying notes to
financial statements are
an integral part of these
statements.


MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a FARMERS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

1998                   1997
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss
(357,346)            (568,350)

Adjustments to reconcile net loss
to net cash provided by
operating activities;
   Depreciation and amortization                   284,257
307,998
   Obsolete equipment expense
52,846                         -
   Provision for uncollectible
   accounts receivable
16,424               50,168
Changes in assets and liabilities:
   Accounts receivable, net                             124,598
183,095
   Inventories
639,253              991,396
   Prepaid expenses
36,585                  8,710
   Income taxes receivable
-               227,170
   Deterred income taxes                                252,954
(267,172)
   Deposits
(37,016)                          -
  Accounts payable                                       (701,408)
(353,453)
  Accrued expenses                                         (55,155)
(111,263)

  Net cash provided by operating
  activities
255,992              468,299

CASH FLOWS FROM
INVESTING ACTIVITIES:

Additions to property and equipment            (66,558)             (74,526)
Proceeds from sale of
   property and equipment                               22,970
46,470
Increase in investment in supplier                  (6,771)
(3,578)

   Net cash used for investing activities         (50,359)
(31,634)

CASH FLOWS FROM
FINANCING ACTIVITIES:

Borrowings on long-term debt
  and capital
leases
305,649
Borrowings on short-term debt                      180,097
Repayment of long-term debt
  and capital leases
(408,176)           (620,939)

   Net cash used by financing activities        (228,079)           (315,290)

INCREASE (DECREASE) IN CASH           (22,446)             121,375

CASH at beginning of year                            414,538
293,163

CASH at end of year                                      392,092
414,538

SUPPLEMENTAL DISCLOSURES
OF CASH FLOWS INFORMATION:
   Cash paid for interest
207,112              208,522

Cash paid for income taxes,
net of refunds received                                 (334,345)
(300,777)

The accompanying notes to
financial statements are
an integral part of these
statements.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

Advertising

The Company expenses costs of advertising as incurred. For the years ended June 30, 1998 and 1997, advertising expense was $133,672 and $253,278 respectively.

Net Loss per Common Share

Net loss per share is computed by dividing the net loss by the number of shares of common stock outstanding during the period.

Reclassification

Certain prior year balances have been reclassified to conform to the 1998 financial statement presentation.


2.     PROPERTY AND EQUIPMENT:

     Property and equipment as of June 30, 1998 and 1997, consist of the following:

                                        1998               1997

     Furniture, fixtures
     and equipment          2,685,171     2,806,693
     Buildings                  2,417,468     2,416,082
     Land                               80,203          80,203
                                       5,182,842     5,302,978
     Less:  Accumulated
     depreciation
     and amortization      (3,436,093)   (3,262,714)
                                       1,746,749     2,040,264

3.     NOTES RECEIVABLE-SUPPLIER:

The notes receivable-supplier at June 30, 1998 and 1997, are unsecured and have maturities which range from December 1998 to 2000, with interest rates ranging from 6.5% to 8.2%.

4.     INVESTMENTS IN SUPPLIER:

Investments in supplier, at cost, as of June 30, 1998 and 1997, consist of the
following :
                                          1998          1997
693 shares of Class B
non-voting stock               71,400      70,610
10 shares of Class A
voting stock                        6,000        1,019
20 shares of voting
Common Stock                   1,000          ---
                                          78,400      71,629

Farmers terminated its agreement with one of its suppliers in June 1998. All Class A and B stock was transferred to the supplier in return for its promissory notes payable from the supplier over five years.

The Class B stock of the supplier was received as patronage dividends. None of the stock shown as investments in supplier is readily marketable.


5.     LONG-TERM DEBT AND CAPITAL LEASES:

Long-term debt and capital leases as of June 30, 1998 and 1997 consist of the following :

            1998           1997
Fixed rate note payable to Norwest Bank ("Bank"),   1,480,224   1,535,982
 due in monthly installments of $16,788 with a
balloon payment of $1,314,459 due on
January 24, 2001.  Interest at the rate of
9.50%, and secured by real estate mortgages.

Variable rate note payable to Bank, due in                      34,675
174,678
monthly installments of $1,675 plus interest.
(9.25% and 9.50% at June 30, 1998 and 1997)
secured by real estate mortgages, inventory,
and accounts receivable.

Capital leases, net
100,923      111,748

Notes payable to Supplier, due in
69,471         90,964
monthly installments ranging from $272 to
$2,322.  Interest rates ranging from 9.25%
to 10.50%, secured by equipment and
notes receivable-supplier

     1,685,293   1,913,372
Less:  Current portion
141,954      249,509

     1,543,339   1,663,863

Future maturities of long-term debt and capital leases as of June 30, 1998 are as follows:

          1999        141,954
          2000        146,991
          2001     1,393,671
          2002            2,677

  Total             1,685,293

Certain of the notes payable to a Bank require the Company to comply with debt covenants at June 30, 1998 and 1997 including, but not limited to: (a) Minimum working capital balance of $1.2 million or greater, (b) total liabilities to net worth of 1.15 to 1 or lower, (c) $100,000 additional principal reduction beyond scheduled payments for fiscal year 1997 and 1998 and (d) profitable operations by December 31, 1996. The Company is not in compliance with several of its debt covenants at June 30, 1998 and 1997. Consistent with the prior year, the Company has obtained a waiver from the Bank for all exceptions to its debt covenants through October 1, 1998. Management believes the Bank will forbear acceleration of the collection of these notes, and accordingly, the notes have not been classified as current liabilities in the accompanying balance sheet.

Property and equipment, net financed under capital leases was $44,446 and $113,551 as of June 30, 1998 and 1997 respectively.

6.     OPERATING LEASES:

Future minimum rental payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1998 are as follows:
          1999     $          110,000
          2000               110,000
          2001               110,000
          2002                 82,503
     Total future minimum rental payments     $          412,503


7.     OTHER INCOME (EXPENSE)

Other income (expense) as of June 30,
1998 and  1997 consists of the following:
                                                      1998           1997
 Rental of retail space                 78,690        47,932
 Check cashing fees                    17,190        32,419
 Western Union commissions     36,956        31,586
 Other, net                                  100,643       99,948
 Obsolete equipment expense   ( 52, 846)          ----
      Total other income, net        180,633      211,885

8.     RENTAL INCOME:

The Company leases retail space to customers with terms generally ranging from
1 to 10 years. The leases generally contain provisions for renewal options of
5 to 10 years.

The future minimum rental payments on retail rental space that have initial
or
remaining non-cancelable lease terms in excess of one year as of June 30,
1998
and 1997 are as follows:

     1999     $     71,076
     2000          61,476
     2001          45,474
     2002          29,472
     2003          10,872
     Thereafter    6,342

Total future minimum rental payments     $224,712


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


11.     MAJOR SUPPLIERS:

A substantial portion of the inventory of the Company is purchased from a limited number of suppliers. During the years ended June 30, 1998 and 1997, two such suppliers accounted for 77% and 74% of inventory purchases, respectively. In addition, a certain related party of the Company is a guarantor for amounts outstanding to certain major suppliers.


12.     MANAGEMENT'S PLANS FOR FUTURE OPERATIONS (UNAUDITED)

The Company incurred operating losses and violated its debt covenants in the preceding year. The Company's viability as a going concern is dependent upon several factors:

Restructuring fixed operating expenses in relation to the overall decline in gross sales
Improving its product profit margins and inventory turn

Identifying unprofitable products, services or locations

Discontinuing such unprofitable ventures while continuing the tradition of competitive prices and quality service.

Management of the Company is expecting a return to profitability and positive cash flows from operations as soon as the second quarter of fiscal year
1999.
They attribute this to the following factors:

In fourth quarter of fiscal year 1998, the Company returned its hardware store to its original location adjacent to the supermarket in an effort to stop continued operating losses. The move continues to involve certain risks. Farmers is obligated under its lease on the building until the year 2002. In addition, there is no assurance the hardware store will return to its original profitability at its new location.

The Company is in the process of removing all excess inventory and fixtures from its Highway 70/80 location (KMART Building) and expects to be totally out of the building by the end of the first quarter. The Company will make every effort to lease the building to potential tenants for the remainder of its lease, which matures in the Year 2002.

The Company was able to reduce its Selling, General and Administrative expenses by $1,032,377 in fiscal year 1998. Substantial savings resulted from the implementation of a purchase order system in mid 1997.

The Company installed a new financial computer system in mid 1998. It provides more timely and accurate information resulting in continuous review of operating expense.

The Company installed a new point of sale computer system in the IGA Supermarket. The system provides improved product sales information, improved inventory controls and expands the store's ability to produce in-store signage.

The Company is reviewing the possibility of refinancing its long-term debt in an effort to reduce its interest expense and improve the Company's liquidity by reducing its annual debt service requirements by expanding the maturity of the Company's mortgage debt.

13.     INCOME TAXES

Components of the net deferred income tax asset and liability at June 30,
1998
and 1997 are as follows:
          1998          1997
Deferred income tax assets:
     Net operating loss carryback and carryover     267,619    385,203
     Inventory method change                                   62,493
92,995
     Inventory capitalization                                      22,063
26,265
     Allowance for doubtful accounts                         7,875
13,563
     Other
3,145          9,155
       Deferred income tax asset                              363,195
527,181
       Valuation allowance                                     (123,095)
(72,732)
               Deferred income tax asset,
                 net of valuation allowance                   240,100
454,449

Deferred income tax liability related to
     depreciation
(239,469)    (224,814)

The Company had prior and current year losses for federal tax purposes of approximately $703,000, which will be carried forward resulting in a deferred tax asset of $197,061. The Company had prior and current year losses for state tax purposes of approximately $2,015,000, which will be carried forward resulting in a deferred tax asset of $70,558. Due to recent operating losses, a valuation allowance has been recorded to adjust the federal and state deferred tax asset.

The income tax benefit consists of the following for the fiscal years ended
June 30, 1998 and 1997:
                                                        1998             1997
Deferred income tax benefits:
     Federal                                   (65,994)       (310,169)
     State                                       (15,396)        (31,929)
          Total                                  (81,390)       (342,098)

The income tax benefit is reconciled with the expected Federal statutory rates
for the years ended June 30, 1998 and 1997, as follows:
                                                        1998          1997
Provision computed
at Federal statutory rate               (107,772)     (309,552)
State taxes net Federal benefit       (15,396)       (21,031)
Non-deductible meals
and entertainment                              ------            2,040
Recovery of previously paid taxes    ------         (74,926)
Valuation allowance                        50,363         72,732
Other                                               ( 8,585)       (11,361)
     Total                                         (81,390)      (342,098)

The Company has net operating loss and contributions carryovers to offset future income tax.  If not used, these credits will expire as follows:
Federal
Years Ending     Contributions     Net Operating Loss      Total
2001                      2,202
----                                   2,202
2002                      5,862
----                                   5,862
2003                      1,919
----                                   1,919
2012                      ---
71,485                          71,485
2013                      ---
632,307                        632,307
     Total                9,983                703,792
713,775

14.     YEAR 2000

The Company has conducted a review of its computers systems to identify the systems that could be affected by the Year 2000 issue. The Year 2000 is terminology used to describe the effect of computer programs using two digits (rather than four) to define the applicable year. Any of the Company's programs utilizing date sensitive software could recognize the year "00" as 1900 rather than the year 2000. This could result in a major computer system failure or malfunction.

The Company presently believes that, with modifications to existing software and conversion to new software and replacement of some equipment, the Year 2000 problem will not pose a significant operational problem for the Company's information systems as so modified and converted. However, if such actions are not timely completed, the arrival of the year 2000 may have a material impact on the Company's ability to accurately process data.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 1998.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.



By /s/ Garry S. Carter
Garry S. Carter, Chief Executive Officer

By /s/ C. Diane Carter
C. Diane Carter, Principal Accounting
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and the dates indicated.

/s/ V. Leone Anderson               September 28, 1998
V. Leone Anderson, Director

/s/ Jim T. Hyatt                           September 28, 1998
Jim T. Hyatt, Director

/s/ William R. Johnson, III         September 28, 1998
William R. Johnson, III, Director

/s/ James E. Keeler                      September 28, 1998
James E. Keeler, Director,

/s/ Judy Phillips                           September 28, 1998
Judy Phillips, Director

/s/ Gary Shiflett                          September 28, 1998
Gary Shiflett, Director

/s/ Douglas Tharp,                      September 28, 1998
Douglas Tharp, Director

/s/ Garry S. Carter                       September 28, 1998
Garry S. Carter, Chief Executive Officer

/s/ C. Diane Carter                       September 28, 1998
C. Diane Carter, Principal Accounting Officer

EXHIBIT INDEX
Exhibit
Number       Nature of Exhibit
3.1               Articles of Incorporation                      Incorporated
by reference

3.2               Bylaws
Incorporated by reference

4.1               Specimen of Stock Certificate              Incorporated by
reference

10.1             Lease of K-Mart Building                    Filed Herewith
                    at Highway 70-80 East

16.1             Letter on Change in                              Filed
Herewith
                    Certifying Accountant

27                Financial Data Schedule                       Filed Herewith