Form 10QSB
period 1998-09-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1998-11-16
CIK 781889

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.



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

     As of November 14, 1998, 13,776 shares of Common Stock of Mimbres Valley Farmers Association, Inc. ("Farmers" or the "Company") were outstanding.


     Transitional small business disclosure format:  Yes     No X

      PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEETS
September 30, 1998 and June 30, 1998
ASSETS

                                                  SEPT 1988     JUNE 1998
CURRENT ASSETS:                 Unaudited          Audited
Cash and equivalents               $     341,261     $    392,092
Accounts receivable, net of
allowance for doubtful
accounts  of $25,000
   Trade                                             81,189            127,699
   Related parties                                 1,280                4,651
Inventories                                    1,126,522        1,232,669
Prepaid expenses                               34,517              61,074
Note receivable--supplier                  11,741              11,741
Deferred income tax asset               240,100            240,100

          Total current assets             1,836,610        2,070,026

PROPERTY AND
EQUIPMENT, net                        1,698,282        1,746,749

OTHER NON-CURRENT
ASSETS:
     Note receivable-supplier              47,926             47,926
     Investments in supplier                78,400             78,400
     Other Assets                                 37,016             37,016

     Other non-current assets, net      163,342           163,342

         Total assets                       $ 3,698,234      $3,980,117


MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEETS
September 30, 1998 and June 30, 1998
LIABILITIES AND SHAREHOLDERS' EQUITY


                                               SEPT 1988      JUNE 1998
                                                 Unaudited            Audited
CURRENT LIABILITIES:
Accounts payable                           481,213           503,988
Current portion of long-term
debt and capital leases                    141,954           141,954
Accrued expenses payable              150,147           163,915

        Total current liabilities           773,314           809,857

NON-CURRENT LIABILITIES:

Deferred income taxes                    239, 469          239,469
Long-term debt and capital
leases, less current portion            1,511,104        1,543,339

  Total non-current liabilities        1,750,573        1,782,808

               Total liabilities               2,523,887        2,592,665

SHAREHOLDERS' EQUITY:

Common stock, $25 par value:
500,000 authorized; 13,910 issued
and 13,776 outstanding                    347,750           347,750
Retained earnings                             829,947       1,043,052
Less:  134 shares of treasury stock     (3,350)           (3,350)

          Total shareholder's equity   1,174,347        1,387,452

Total liabilities and
shareholder's equity                      3,698,234        3,980,117

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
For the Three Months Ended September 30, 1998 and September 30, 1997
UNAUDITED
                                  Three Months Ended     Three Months Ended
                                    September 30, 1998      September 30, 1997

NET SALES AND
GROSS REVENUE                     3,463,358        4,207,428
COST OF SALES                        2,882,822        3,208,257
     Gross profit                                580,536            999,171

SELLING, GENERAL AND
ADMINISTRATIVE  EXPENSE   818,419           993,649

OPERATING LOSS                     (237,883)               5,522

OTHER INCOME (EXPENSE):
     Other income, net                         59,128             109,105
     Interest expense                           (34,350)            (61,528)

Loss before income tax benefit       (213,105)             53,099

INCOME TAX BENEFIT
 (EXPENSE)                                               -              (18,054)

     Net (loss) income                     (213,105)               35,045

RETAINED EARNINGS:

     Beginning of the period           1,043,052        1,400,398
     End of the period                        829,947        1,435,443

Net (loss) earnings per
common share                                         (15)                     3

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 1998 and 1997
UNAUDITED

                          Three Months Ended                  Three Months Ended
                           September 30, 1998                   September 30, 1997
CASH FLOWS FROM
OPERATING ACTIVIES:

     Net loss                                     (213,105)           35,046

Adjustments to reconcile
net loss to net cash provided
(used) by operating activities:
Depreciation and amortization          67,894             75,736
Changes in assets and liabilities:
    Accounts receivable, net               49,881             75,618
    Inventories                                  106,147            (70,589)
    Prepaid expenses                           26,557             36,618
    Income tax payable                       -                       18,054
    Accounts payable                       (22,775)          (224,418)
    Accrued expenses                       (13,768)           (93,653)

Net cash provided (used) by
operating activities                                831           (147,588)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Additions to property and
equipment, net                                (19,427)              (7,672)
Decrease in investment
  in supplier                                     -                            3,583
Net cash used by
investing activities                          (19,427)              (4,089)

CASH FLOWS FROM
FINANCING ACTIVITIES:

Repayment of long-term debt
and capital leases                            (32,235)           (34,115)
Net cash used by financing
activities                                          (32,235)           (34,115)

INCREASE (DECREASE)
IN CASH                                         (50,831)         (185,792)

Cash at beginning of period            392,092           405,576

Cash at end of period                      341,261           219,784

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.

Notes to Financial Statements
UNAUDITED

1.     Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of September 30, 1998 and June 30, 1998 and the results of operations and cash flows for the three-month periods ending September 30, 1998 and September 30, 1997.

     The accounting policies followed by Farmers are set forth in Note 1 to the financial statements in the 1998 Farmers Annual Report filed on Form 10-KSB.

     The results of operations for the three-month period ended September 30, 1998 is not necessarily indicative of the results to be expected for the full year.

     Net loss per share for the Quarter ended September 30, 1998 was ($15). Earnings per share for the Quarter ended September 30, 1997 were $3. Earnings
(loss) per share is calculated by dividing the net income (loss) by the number of shares outstanding of 13,776 in 1997 and 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words like "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

Financial Condition

     The major supplier for Farmers IGA Supermarket transferred its warehouse distribution center from El Paso to Lubbock, Texas in August 1998. Due to problems related to the change in distribution centers, Farmers IGA Supermarket experienced shortages of numerous inventory products. The supplier assures Farmers that problems related to the new distribution center will be corrected in the second quarter of the current fiscal year. Farmers has been unable to determine the effect of inventory shortages on the first quarter sales or inventory levels.

     Working capital ratios were 2.37 at September 30, 1998 and 2.55 at June 30, 1998.

     The Company is exploring the possibility of refinancing its long-term debt in an effort to reduce its interest expense. The Company does not expect changes in its overall debt and believes that short-term cash requirements will be met from funds generated from its daily operations.

     The Company is continuing to review inventory products and categories at all stores to improve product margins and movement.

Results of Operations

     The Company's total sales for the first quarter of $3,463,358 were consistent with the previous quarter's total sales of $3,505,670. First quarter sales for fiscal year 1999 compared to the same quarter in fiscal year
1998 were down approximately 17% ($3,463,358 compared to $4,207,428).   The
decrease was primarily due to the relocation and downsizing of the Hardware Store in the fourth quarter of the 1998 fiscal year. Other factors contributing to the decline in sales were warehouse distribution problems at Farmers IGA Supermarket and a decrease in the Feed Store sales due to an overall decline in the regional livestock market and improved range conditions in 1998.

     In the first quarter of the current fiscal year, a national chain discount supercenter store opened in Silver City, New Mexico. Silver City is in Farmers' trade area. Some amount of the decline in the first quarter sales may have been caused by increased competition within Farmers trade area. Management does not expect the new supercenter store to have a continuing affect on sales in its IGA Supermarket or Hardware Store.

     Gross margins decreased to 16.7% in the current quarter compared to 20.5% for the year ended June 30, 1998. The decrease was due primarily to increased price competition and discounting of excess and obsolete hardware inventory.

     The Company is continuing to monitor its hardware store operations at its new location adjacent to the IGA Supermarket. Although operating expenses have decreased significantly, the hardware store has yet to make an operating profit at its new location. Moving costs, such as removal of fixtures from the 2300 Highway 70/80 location, and rent on the building at the Highway 70/80 location were incurred in the current quarter. Farmers has been unable to lease the Highway 70/80 location building and may have to substantially discount the lease to encourage potential renters.

     Other income and expense is consistent with the previous quarter.

     Future results from operations may differ from the opinions expressed by Management in the above Management Discussion and Analysis.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     See the Index to Exhibits which is incorporated herein by reference.

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 1998.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.



                              By_/s/ Garry S. Carter________
                                   Garry S. Carter
                                   Chief Executive Officer and
                                   General Manager
                                   (Authorized Representative)

                              By_/s/ C. Diane Carter_____________
                                C. Diane Carter
                                Chief Financial Officer and
                                   Controller
                                   (Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit No.     Description of Exhibits

3(i)                  Articles of Incorporation (aa)

3(ii)                 Bylaws (aa)

27                    Financial Data Schedule *

(aa)  Incorporated by reference to the Company's
Registration Statement on Form S-1.

* Filed Herewith