Form 10KSB/A
period 1998-06-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1998-12-14
CIK 781889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A

AMENDMENT NO. 1

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998.

Commission File Number 0-13963

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
(Exact name of registrant as specified in its charter)

NEW MEXICO                    85-0054230
(State of incorporation)     (I.R.S. Employer I.D. No.)

811 South Platinum, Deming, New Mexico  88030
(505) 546-2769

           This amendment to the Form 10-KSB of Mimbres Valley Farmers
Association,
Inc. ("Farmers" or the "Company") for the year ended June 30, 1998 has been filed to (i) present certain changes in Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operation", (ii) present certain changes in the format of the required Financial Statements, and (iii) present the signed Report of Independent Accountants for the year ended June 30, 1997.

1.     THE INFORMATION CONTAINED IN THIS ITEM 6
TO FORM 10-KSB/A AMENDS, MODIFIES AND
SUPERSEDES IN ITS ENTIRETY THE INFORMATION
CONTAINED IN ITEM 6 TO THE COMPANY'S
FORM 10-KSB DATED SEPTEMBER 28, 1998.

ITEM 6.MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

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

     The Company's total sales in fiscal year 1998 were $15,521,847, an 18.7% decrease from the previous year. Grocery sales decreased 3.4% (from $12,483,400 to $12,063,450), hardware sales decreased 51.9% (from $3,293,000 to $1,583,819), and other sales decreased 56.3% (from $3,326,799 to $1,454,628). Corresponding changes from fiscal year 1996 to fiscal year 1997 were a 13% decrease in total sales, a 17.4% decrease in grocery sales, a 34% increase in hardware sales, and a 24% decrease in other sales.

     In the last two fiscal years, the capital expenditures associated with the expansion ceased, but the operating costs arising from the expansion have remained stubbornly high. In an effort to control costs, the Board decided to discontinue the furniture business, which was outside of the Company's traditional scope of retail activity, and to move the appliance business to the hardware store. The Radio Shack franchise, historically a poor financial performer, was sold. The sales decreases during the current fiscal year (i.e.
1998) resulted largely from the relocation and downsizing of its hardware store in the fourth quarter and the closing of its furniture and appliance store, the sale of the Radio Shack Store and the closing of its Ben Franklin craft franchise due to Ben Franklin's bankruptcy. High inventory levels, especially in the hardware business, have been reduced, and total employment has been reduced to 113 as opposed to 241 two years ago, for a total decrease of 53.1%. The Company was able to improve its overall gross margin slightly
while reducing its inventory by 34%.   Notwithstanding these actions,
however,
the Company ended the year with a loss of $357,346.

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

     The Company is obligated under its lease on the vacant K-Mart Building at
Highway 70/80 until the year 2002. The rent is approximately $110,000 per year payable monthly. The Company is attempting to lease the building and expects to be totally out of the K-Mart Building by the end of the first quarter of its current fiscal year. The Company may have to substantially discount its lease to encourage potential renters. The Company will make every effort to lease the K-Mart Building to potential tenants for the remainder of its lease, which matures in the year 2002.
     Farmers terminated its hardware purchasing agreement with TRUSERV in the fourth quarter of the 1998 fiscal year. It signed a similar purchasing agreement HWI, DO IT BEST to provide merchandise to its hardware store. As a result of this change in suppliers, the Company converted an existing investment in TRUSERV in the amount of $125,000 into notes receivable payable to the Company over five years.

     According to a recent news article in the Deming newspaper, a new hardware store is expected to open in Deming by January 1, 1998. From its recent experience with Peppers, Farmers expects some reduction of its hardware sales once the new hardware store opens.

     The Company relocated the clothing store and combined it with its craft and fabric store in the fourth quarter of its 1997 fiscal year. The clothing store has not returned to its previous profitability. A new clothing store in
Deming has also increased competition in the clothing business. Improved inventory selection and continued cost-cutting measures are expected to improve the clothing stores operating profitability. The Company will continue to monitor the operating results of the clothing store. The Company may consider leasing all or part of the retail space in the mall occupied by the clothing store to other merchants if the clothing store fails to return its prior profitability.

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

2.     THE INFORMATION CONTAINED IN THE FOLLOWING
INDEPENDENT AUDITORS REPORTS AMENDS, MODIFIES
AND SUPERSEDES THE INFORMATION CONTAINED IN
THE INDEPENDENT AUDITORS REPORTS INCLUDED
IN THE FINANCIAL STATEMENTS TO THE COMPANY'S
FORM 10-KSB DATED SEPTEMBER 28, 1998.

Report of Independent Public Accountants

To the Board of Directors and Stockholders
Mimbres Valley Farmers Association, Inc.
d.b.a. Farmers, Inc.

We have audited the accompanying balance sheet of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc. (a New Mexico corporation), as of June
30, 1998, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc., as of June 30, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Torres, Jones & Company
A Professional Corporation

El Paso, TX
September 25, 1998

Report of Independent Public Accountants

To the Shareholders and Board
of Directors of Mimbres Valley
Farmers Association, Inc.
d.b.a. Farmers, Inc.

We have audited the accompanying related statements of operations and cash flows of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc. (a New
Mexico corporation) as of June 30, 1997, and the accompanying related statements of shareholders' equity as of June 30, 1997 and 1996, and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Mimbres Valley Farmers Association, Inc. d.b.a. Farmers, Inc. as of June 30, 1997 and 1996, and for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 1 of the financial statements, Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc. changed its method of reporting cash flows from operating activities from the direct method to the indirect method during 1996.


/s/  Arthur Andersen, LLP

Albuquerque, New Mexico
September 22, 1997

      3.     THE INFORMATION CONTAINED IN THE
FOLLOWING BALANCE SHEET AND FOOTNOTES
TO FINANCIAL STATEMENTS AMENDS, MODIFIES
AND SUPERSEDES THE INFORMATION CONTAINED
IN THE BALANCE SHEET AND FOOTNOTES TO
THE COMPANY'S FORM 10-KSB DATED SEPTEMBER 28, 1998.
THE BALANCE SHEET AND FOOTNOTES TO FINANCIAL
STATEMENTS HAVE BEEN REVISED TO PRESENT
ONLY THE COMPANY'S 1998 BALANCE SHEET
AND TO DELETE REFERENCES TO THE
COMPANY'S 1997 BALANCE SHEET.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEET
June 30, 1998

ASSETS


CURRENT ASSETS:          1998
Cash and equivalents                     392,092
Accounts receivable, net of
  allowance for doubtful accounts
  of $25,000
          Trade                                    127,699
          Related parties                          4,651
Inventories                                   1,232,669
Prepaid expenses                              61,074
Note receivable--supplier                 11,741
Deferred income tax asset              240,100

          Total current assets            2,070,026

PROPERTY AND
EQUIPMENT, net                       1,746,749

OTHER NON-CURRENT
ASSETS:
Note receivable-supplier                  47,926
Investments in supplier                    78,400
Other Assets                                     37,016

Other non-current assets, net         163,342

          Total assets                        3,980,117
The accompanying notes to financial statements
are an integral part of these statements.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEET
June 30, 1998

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES             1998

Accounts payable                          503,988
Current portion of long-term
debt and capital leases                   141,954
Accrued expenses payable             163,915

       Total current liabilities           809,857

NON-CURRENT LIABILITIES:

Deferred income taxes                   239, 469
Long-term debt and capital
leases, less current portion           1,543,339

       Total non-current liabilities  1,782,808

       Total liabilities                      2,592.665

SHAREHOLDERS' EQUITY:

Common stock, $25 par value:
500,000 authorized; 13,910
issued and 13,776 outstanding       347,750
Retained earnings                        1,043,052
Less:  134 shares of
treasury stock                                    (3,350)

      Total shareholder's equity      1,387,452

      Total liabilities and
      shareholder's equity               3,980,117

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
2.     PROPERTY AND EQUIPMENT:

     Property and equipment as of June 30, 1998, consist of the following:

Furniture, fixtures
and equipment                             2,685,171
Buildings                                     2,417,468
Land                                                  80,203
                                                     5,182,842

Less:  Accumulated
depreciation and
 amortization                              (3,436,093)
                                                     1,746,749

3.     NOTES RECEIVABLE-SUPPLIER:

The notes receivable-supplier at June 30, 1998, are unsecured and have maturities which range from December 1998 to 2000, with interest rates ranging from 6.5% to 8.2%.

4.     INVESTMENTS IN SUPPLIER:

Investments in supplier, at cost, as of June 30, 1998, consist of the following :

693 shares of Class B
non-voting stock                             71,400
10 shares of Class A
voting stock                                       6,000
20 shares of voting
Common Stock                                  1,000
                                                        78,400

Farmers terminated its agreement with one of its suppliers in June 1998. All Class A and B stock was transferred to the supplier in return for its promissory notes payable from the supplier over five years.

The Class B stock of the supplier was received as patronage dividends. None of the stock shown as investments in supplier is readily marketable.
5.     LONG-TERM DEBT AND CAPITAL LEASES:

Long-term debt and capital leases as of June 30, 1998, consist of the following :

Fixed rate note payable to
Norwest Bank ("Bank"), due
in monthly installments of
$16,788 with a balloon
payment of $1,314,459
due on January 24, 2001,
interest at the rate of 9.50%,
and secured by real estate
mortgages.                                   1,480,224

Variable rate note payable
to Bank, due in monthly
installments of $1,675 plus
interest of  9.25%, secured
by real estate mortgages,
inventory, and accounts
receivable.                                       34,675

Capital leases, net                          100,923

Notes payable to Supplier,
due in monthly installments
ranging from $272 to $2,322.
Interest rates ranging from
9.25% to 10.50%, secured by
equipment and notes
receivable-supplier                           69,471

                                                     1,685,293
     Less:  Current portion                141,954
                                                     1,543,339

Future maturities of long-term
debt and capital leases as
of June 30, 1998,
are as follows:

1999                                               141,954
2000                                               146,991
2001                                             1,393,671
2002                                                    2,677

          Total                                  1,685,293

Certain of the notes payable to a Bank require the Company to comply with debt covenants at June 30, 1998 and 1997 including, but not limited to: (a) Minimum working capital balance of $1.2 million or greater, (b) total liabilities to net worth of 1.15 to 1 or lower, (c) $100,000 additional principal reduction beyond scheduled payments for fiscal year 1998 and (d) profitable operations by December 31, 1996. The Company is not in compliance with several of its debt covenants at June 30, 1998 and 1997. Consistent with the prior year, the Company has obtained a waiver from the Bank for all exceptions to its debt covenants through October 1, 1998. Management believes the Bank will forbear acceleration of the collection of these notes, and accordingly, the notes have not been classified as current liabilities in the accompanying balance sheet.

Property and equipment, net financed under capital leases was $44,446 as of June 30, 1998.

6.     OPERATING LEASES:

Future minimum rental payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1998, are as follows:

1999                                               110,000
2000                                               110,000
2001                                               110,000
2002                                                 82,503
Total future minimum
rental payments                              412,503

7.     OTHER INCOME (EXPENSE)

Other income (expense) as of June 30, consists of the following:

                                                     1998           1997
Rental of retail space                      78,690        47,932
Check cashing fees                         17,190        32,419
Western Union commissions         36,956         31,586
Other, net                                       100,643       99,948
Obsolete equipment expense          (52, 846)            --
 Total other income, net                 180,633      211,885

8.     RENTAL INCOME:

The Company leases retail space to customers with terms generally ranging from
1 to 10 years. The leases generally contain provisions for renewal options of
5 to 10 years.
The future minimum rental payments on retail rental space that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 1998, are as follows:

1999                                                71,076
2000                                                61,476
2001                                                45,474
2002                                                29,472
2003                                                10,872
Thereafter                                         6,342

Total future minimum
rental payments                              224,712

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

The Company was able to reduce its Selling, General and Administrative expenses by $1,088,578 in fiscal year 1998. Substantial savings resulted from the implementation of a purchase order system in mid 1997.

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

Future results from operations may differ from the opinions expressed by management in the above discussion.
13.     INCOME TAXES

Components of the net deferred income tax asset and liability at June 30,
1998
are as follows:

                                                     1998

Deferred income tax assets:

Net operating loss
carryback and carryover                267,619
Inventory method change                62,493
Inventory capitalization                   22,063
Allowance for doubtful accounts       7,875
Other                                                  3,145
Deferred income tax asset              363,195
Valuation allowance                     (123,095)
Deferred income tax asset,
net of valuation allowance             240,100

Deferred income tax liability
related to depreciation                   (239,469)

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

The income tax benefit consists of the following for the fiscal years ended June 30, 1998 and 1997:

                                                     1998           1997
Deferred income tax benefits:
Federal                                         (65,994)     (310,169)
State                                             (15,396)     (  31,929)
  Total                                           (81,390)     (342,098)

The income tax benefit is reconciled with the expected Federal statutory rates for the years ended June 30, 1998 and 1997, as follows:

                                                     1998           1997
Provision computed
at Federal statutory rate               (107,772)    (309,552)
State taxes net Federal benefit     (  15,396)   (  21,031)
Non-deductible meals
and entertainment                                    --          2,040
Recovery of previously
paid taxes                                                 --    ( 74,926)
Valuation allowance                       50,363        72,732
Other                                                (8,585)   ( 11,361)
     Total                                       ( 81,390)     (342,098)

The Company has net operating loss and contributions carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal
Years Ending            Contributions         Net Operating Loss       Total
2001                             2,202
---                                    2,202
2002                             5,862
---                                    5,862
2003                             1,919
---
                  1,919
2012                                 ---
71,485                            71,485
2013                                 ---
632,307                         632,307
 Total                            9,983
703,792                          713,775

14.     YEAR 2000

The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Year 2000 is terminology used to describe the effect of computer programs using two digits (rather than four) to define the applicable year. Any of the Company's programs utilizing date sensitive software could recognize the year "00" as 1900 rather than the year 2000. This could result in a major computer system failure or malfunction.

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

Dated: December 14, 1998.

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.



By: /s/ Garry S. Carter
Garry S. Carter,
Chief Executive Officer,
General Manager, and Secretary
(Duly Authorized Representative)