Form 10QSB
period 1998-12-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1999-02-16
CIK 781889

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998.

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

     As of January 29, 1999, 13,776 shares of Common Stock of Mimbres Valley Farmers Association, Inc. ("Farmers" or the "Company") were outstanding.


     Transitional small business disclosure format:  Yes     No X

      PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEETS
December 31, 1998 and June 30, 1998
ASSETS

                                                  DEC 1988     JUNE 1998
CURRENT ASSETS:                 Unaudited          Audited
CURRENT ASSETS:

Cash and equivalents                      648,445           392,092
Accounts receivable,
net of allowance for
doubtful accounts
of $16,612 and $25,000
          Trade                                       93,650           127,699
          Related parties                           1,274               4,651
Inventories                                    1,074,270        1,232,669
Prepaid expenses                                  8,221            61,074
Note receivable--supplier                   11,742            11,741
Deferred income tax asset                240,100           240,100

          Total current assets             2,077,702        2,070,026

PROPERTY AND
EQUIPMENT, net                        1,630,233        1 ,746,749

OTHER NON-CURRENT
ASSETS:
     Note receivable-supplier              47,926              47,926
     Investments in supplier                79,200              78,400
     Other Assets                                 37,016              37,016

     Other non-current assets, net      164,142            163,342

           Total assets                        3,872,077         3,980,117

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
BALANCE SHEETS
December 31, 1998 and June 30, 1998

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                DEC 1998     JUNE 1998
                                                Unaudited         Audited
CURRENT LIABILITIES:


Accounts payable                            543,487          503,988
Current portion of long-term
debt and capital leases                     141,954          141,954
Accrued expenses payable               162,283          163,915

   Total current liabilities                 847,724           809,857

NON-CURRENT LIABILITIES:

Deferred income taxes                     239, 469          239,469
Long-term debt and capital
leases, less current portion            1,495,005        1,543,339

  Total non-current liabilities        1,734,474        1,782,808

               Total liabilities               2,582,198        2,592,665

SHAREHOLDERS' EQUITY:

Common stock, $25 par value:
500,000 authorized; 13,910
issued and 13,776 outstanding         347,750           347,750
     Retained earnings                        945,479       1,043,052
     Less:  134 shares
     of treasury stock                            (3,350)             (3,350)

    Total shareholder's equity         1,289,879        1,387,452

    Total liabilities and
     shareholder's equity                 3,872,077        3,980,117

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
For the Six Months Ended December 31, 1998 and December 31, 1997
UNAUDITED

                                        Six Months Ended     Six Months Ended
                                               DEC  1998                DEC
1997
NET SALES AND
GROSS REVENUE                      6,835,514        8,253,234
COST OF SALES                         5,374,629        6,446,114
Gross profit                                   1,460,885        1,807,120

SELLING, GENERAL
AND ADMINISTRATIVE
EXPENSE                                     1,620,420        1,978,499

OPERATING LOSS                       (159,535)        (171,379)

OTHER INCOME
(EXPENSE):
  Other income, net                           137,682           213,087
     Interest expense                           (75,720)         (111,812)

     Loss before income
     tax benefit                                    (97,573)
(70,104)

INCOME TAX BENEFIT
(EXPENSE)                                                 -
23,835

   Net loss                                          (97,573)
(46,269)

RETAINED EARNINGS:

Beginning of the period                1,043,052        1,400,398
End of the period                             945,479        1,354,129

Net (loss) earnings
per common share                                     (7)                   (3)

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 1998 and 1997
UNAUDITED

                                      Six Months Ended      Six  Months Ended
                                     December 31, 1998      December 31, 1997
CASH FLOWS FROM
OPERATING ACTIVIES:
Net loss                                          (97,573)          (46,268)
adjustments to reconcile net
loss to net cash  provided
(used) by operating activities:
  Depreciation and amortization     139,265            150,902
Changes in assets and liabilities:
   Accounts receivable, net                37,427             81,263
   Inventories                                   158,399            (31,241)
   Prepaid expenses                            52,851             74,917
   Prepaid income taxes                               -           326,144
   Accounts payable                            39,499         (500,672)
   Accrued expenses                            (1,632)          (21,109)

   Net cash provided by
   operating activities                      328,236               33,936

CASH FLOWS FROM
INVESTING ACTIVITIES:

Additions to property and
equipment, net                                (22,749)             (26,563)
(Increase) Decrease in
investment in supplier                         (800)                 4,629

Net cash used by investing
activities                                         (23,549)
(21,934)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from long term debt
     and capital leases                                   -
180,097
Repayment of long-term
     debt and capital leases               (48,334)            (357,612)

Net cash used by financing
activities                                          (48,334)
(177,515)

INCREASE (DECREASE)
IN CASH                                         256,353           (165,513)

Cash at beginning of period            392,092             414,538

Cash at end of period                      648,445             249,025

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
Notes to Financial Statements
UNAUDITED

1.     Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of December 31, 1998 and June 30, 1998 and the results of operations and cash flows for the six-month periods ending December 31, 1998 and December 31, 1997.

     The accounting policies followed by Farmers are set forth in Note 1 to the financial statements in the 1998 Farmers Annual Report filed on Form 10-KSB.

     The results of operations for the six-month period ended December 31, 1998 is not necessarily indicative of the results to be expected for the full year.

     Net loss per share for the Quarter ended December 31, 1998 was $7. Net loss per share for the Quarter ended December 31, 1997 was $3. Earnings
(loss) per share is calculated by dividing the net income (loss) by the number of shares outstanding of 13,776 in 1997 and 1998.

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

Financial Condition
     The major supplier for Farmers IGA Supermarket transferred its warehouse distribution center from El Paso to Lubbock, Texas in August 1998. Due to problems related to the change in distribution centers, Farmers IGA Supermarket experienced shortages of numerous inventory products during the first and second quarters. Farmers worked with the supplier to solve the problems related to the new distribution center during the second quarter of
the current fiscal year.   During the second quarter, the Company has been
able to rebuild its inventory to normal levels.

     Working capital ratios were 2.45 at December 31, 1998 and 2.55 at June 30, 1998.

     The Company is continuing to explore the possibility of refinancing its long-term debt in an effort to reduce its interest expense. The Company does not expect changes in its overall debt and believes that short-term cash requirements will be met from funds generated from its daily operations.

     The Company is continuing to review inventory products and categories at all stores to improve product margins and movement.

Results of Operations

     The Company's total sales for the second quarter of $3,372,156 were consistent with the previous quarter's total sales of $3,463,358. Second quarter total sales for fiscal year 1999 compared to the same period in fiscal year 1998 were down approximately 17% ($6,835,514 compared to $8,253,324). The decrease was primarily due to the relocation and downsizing of the Hardware Store in the fourth quarter of the 1998 fiscal year. Other factors contributing to the decline in sales were warehouse distribution problems at Farmers IGA Supermarket and a decrease in the Feed Store sales due to an overall decline in the regional livestock market and improved range conditions in 1998.

     In the first quarter of the current fiscal year, a national chain discount supercenter store opened in Silver City, New Mexico. Silver City is in Farmers' trade area. Some amount of the decline in the second quarter sales may have been caused by increased competition within Farmers trade area. Management does not expect the new supercenter store to have a material continuing affect on sales in its IGA Supermarket or Hardware Store.

     Gross margins increased to 26.1% in the current quarter compared to
16.8%
for the previous quarter. The increase was due primarily to the stability in the total amount of obsolete inventory, the improvement in the pricing of new inventory in the Hardware Store, and the resolution of the distribution problem with the Company's major supplier.

     The Company is continuing to monitor its hardware store operations at its new location adjacent to the IGA Supermarket. Although operating expenses have decreased significantly, the hardware store has yet to make an operating profit at its new location. Farmers has been unable to lease the Highway 70/80 location building and may have to substantially discount the lease to encourage potential renters. There is a party interested in possibly taking this site over from Farmers, but nothing definitive has been obtained from the third party at this time.

     Other income and expense is consistent with the previous quarter.

     Future results from operations may differ from the opinions expressed by Management in the above Management Discussion and Analysis.

Year 2000 Readiness Disclosure

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

     The Company has replaced its office and accounting systems with new PCs and with new software that are warranted to be Year 2000 compliant. During the second and third quarter, the Company is working with NCR to ensure the Company's cash registers are Year 2000 compliant. The process of upgrading the Company's cash registers to make them Year 2000 compliant should be completed during the third quarter.

     The Company's main supplier, Fleming Foods, has represented to the Company that it is Year 2000 compliant with respect to its dealings with the Company. The Company is continually working with Fleming Foods to ensure they remain Year 2000 compliant. In a worst case scenario, if Fleming Foods is not
Year 2000 compliant and is unable supply the Company due to Year 2000 problems, the Company can obtain its grocery supplies from numerous other suppliers without suffering a material impact on the Company's profit margins.

PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     On October 29, 1998, the Company held its annual meeting in Deming, New Mexico. At this meeting 5,745 shares were in attendance either in person or by proxy. The following individuals were re-elected as directors of the Company for three year terms expiring at the annual meeting in 2001 or until their successors are elected and qualified, by acclamation of the 5,745 shares in attendance at the meeting:

          Jim T. Hyatt
          William R. Johnson, III
          Judy Phillips
          Gary Shiflett

     The following directors continue to serve as directors of the Company for the remainder of their terms expiring at the annual meeting in 2000:
          Leone Anderson
          James E. Keeler
          Douglas Tharp

     The Shareholders also ratified the appointment of Torres Jones & Company as the independent auditors of the Company at the annual meeting by acclamation of the 5,745 shares in attendance at the meeting.

ITEM 5.  OTHER

     On December 31, 1998, Garry S. Carter resigned as Chief Executive Officer and General Manager of Mimbres Valley Farmers Association, Inc.

     On December 31, 1998, Diane C. Carter resigned as Chief Financial Officer and Controller of Mimbres Valley Farmers Association, Inc.

     The resignations of Garry and Diane Carter were due to personal reasons and were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The Company has hired Dean Stovall effective February 15, 1999, as the Company's General Manager and Chief Executive Officer. Mr. Stovall was previously the President of the Norwest Bank in Deming, New Mexico. The Company is in the process of interviewing candidates to replace the position of Principal Accounting Officer of Mimbres Valley Farmers Association, Inc. In the interim, Mr. Wallace Burke has been acting as the Interim General
Manager of the Company.


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

Dated: February 15, 1999.
MIMBRES VALLEY FARMERS ASSOCIATION, INC.



By   /s/ Wallace Burke
    Wallace Burke
     Acting General Manager
    (Authorized Representative)

INDEX TO EXHIBITS


Exhibit No.     Description of Exhibits

3(i)     Articles of Incorporation (aa)

3(ii)    Bylaws (aa)

27       Financial Data Schedule *

(aa)Incorporated by reference to the Company's Registration Statement on Form
S-1.

* Filed Herewith