Form 10QSB/A
period 1998-09-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1999-03-15
CIK 781889

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

AMENDMENT NO. 1

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
(505) 546-2769


           This amendment to the Form 10-QSB of Mimbres Valley Farmers
Association, Inc. ("Farmers" or the "Company") for the quarter ended
September 30, 1998 has been filed to supplement Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation."

1.     THE INFORMATION CONTAINED IN THIS SUPPLEMENT
TO ITEM 2 TO FORM 10-QSB/A AMENDS AND SUPPLEMENTS
THE INFORMATION CONTAINED IN ITEM 2 TO THE COMPANY'S
FORM 10-QSB DATED NOVEMBER 14, 1998.

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

     The Company has replaced its office and accounting systems with new PCs and with new software that are warranted to be Year 2000 compliant. During the second and third quarter, the Company will work with NCR to ensure the Company's cash registers are Year 2000 compliant. The process of upgrading the Company's cash registers to make them Year 2000 compliant should be completed during the third quarter. The cost of the Company's Year 2000 efforts is approximately $19,000 through the first quarter of 1999. The Company estimates that the total cost of its Year 2000 remediation efforts will be $20,000.

     The Company's main supplier, Fleming Foods, has represented to the Company that it is Year 2000 compliant with respect to its dealings with the Company. The Company is continually working with Fleming Foods to ensure they remain Year 2000 compliant. If Fleming Foods is not Year 2000 compliant and is unable supply the Company due to Year 2000 problems, the Company believes it can obtain its grocery supplies from numerous other suppliers without suffering a material impact on the Company's profit margins. Assuming a worst case scenario, if these other suppliers cannot supply the Company and the Company is unable to replace its inventory for any significant period due to Year 2000 problems, the Company will likely suffer material adverse effects. Unfortunately, the Company cannot stockpile inventory since much of the inventory is perishable. Furthermore, it would be cost prohibitive for the Company to build or purchase storage facilities for the stockpiling of this inventory.

      SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 1999.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.



By     /s/ Wallace Burke
Wallace Burke
Acting General Manager
(Authorized Representative)