Form 10QSB
period 1999-03-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1999-05-18
CIK 781889

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.



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

        As of May 17, 1999, 13,776 shares of Common Stock of Mimbres Valley Farmers Association, Inc. ("Farmers" or the "Company") were outstanding.

        Transitional small business disclosure format:  Yes     No X

                    PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
                            BALANCE SHEETS
                   MARCH 31, 1999 AND JUNE 30, 1998

                                ASSETS
                  UNAUDITED                             AUDITED
                MARCH 31, 1998                          JUNE 30, 1998
CURRENT ASSETS:

Cash and equivalents                                         $
502,352       $    392,092
Accounts receivable, net of allowance for doubtful accounts
  of $16,612 and $25,000
   Trade           114,961
127,699
   Related parties
             4,651
  Inventories
1,100,295        1,232,669
  Prepaid expenses
 87,017  61,074
  Note receivable supplier
  11,742    11,741
  Deferred income tax asset
240,100         240,100

   Total current assets
2,056,467      2,070,026

PROPERTY AND EQUIPMENT, net
1,566,722      1 ,746,749

OTHER NON-CURRENT ASSETS:
  Note receivable-supplier
 47,925        47,926
  Investments in supplier
 62,800        78,400
  Other Assets           37,016
37,016

   Other non-current assets, net
147,741         163,342


     Total assets                                             $
3,770,930      $3,980,117

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
                            BALANCE SHEETS
                   MARCH 31, 1999 AND JUNE 30, 1998

                 LIABILITIES AND SHAREHOLDERS' EQUITY

UNAUDITED        AUDITED
        MAR.31 1998                                           JUNE
30, 1998
CURRENT LIABILITIES:



    Accounts payable                                         $
526,058      $  503,988
    Current portion of long-term debt and capital leases
141,954         141,954
    Accrued expenses payable
142,966      163,915


     Total current liabilities
810,978            809,857

NON-CURRENT LIABILITIES:

    Deferred income taxes
239, 469    239,469
    Long-term debt and capital leases, less current portion
1,472,436          1,543,339

     Total non-current liabilities
1,711,905         1,782,808

        Total liabilities
2,522,883          2,592,665

SHAREHOLDERS' EQUITY:

    Common stock, $25 par value: 500,000 authorized;
     13,910 issued and 13,776 outstanding
347,750                                                      347,750
    Retained earnings
903,647               1,043,052
    Less:  134 shares of treasury stock
(3,350)            (3,350)

     Total shareholder's equity
1,248,047        1,387,452

        Total liabilities and shareholder's equity           $
3,770,930    $    3,980,117

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                              UNAUDITED

            NINE MONTHS ENDED                    NINE MONTHS ENDED
                 MARCH 31, 1999                       MARCH 31, 1998

NET SALES AND GROSS REVENUE                      $         9,972,530
             $  12,016,177

COST OF SALES    7,872,992                          9,821,518

    Gross profit                                   2,099,538
                  2,194,659

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE          2,331,399                       2,825,137

OPERATING LOSS    (231,861)                        (630,478)

OTHER INCOME (EXPENSE):

    Other income, net                                  203,269
                   309,775
    Interest expense                                  (110,813)
                  (152,782)

     Loss before income tax benefit                   (139,405)
                  (473,485)

INCOME TAX BENEFIT (EXPENSE)
-                              -

    Net loss                                      $
                                                 (139,405)
                                                 $
                                                 (473,485)

RETAINED EARNINGS:

    Beginning of the period                       1,043,052
             1,400,398

    End of the period                            $
903,647             $                               926,913

Net (loss) earnings per common share             $
(10.12)           $                                   (34.37)

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
                       STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDING MARCH 31, 1999 AND MARCH 31, 1998
                              UNAUDITED

             NINE MONTHS ENDED                       NINE MONTHS ENDED
                 MARCH 31, 1999                          MARCH 31,
1998
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss     $                                   (139,405)  $
                     (473,485)

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation and amortization                       213,053
                                                          226,806

Changes in assets and liabilities:
     Accounts receivable, net                             17,389
                          113,565
     Inventories    132,374                                 601,246
     Prepaid expenses                                    (25,943)
                                                           (12,382)
     Prepaid income taxes
-                                                         334,344
     Accounts payable                                     22,070
                        (542,703)
     Accrued expenses                                    (20,949)
                                                         (100,952)

     Net cash provided by operating
       activities                      198,589
      146,439

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property and equipment, net             (33,026)
                                                          (41,550)
    (Increase) Decrease in investment in supplier
      15,600                           (5,771)

     Net cash used by investing activities
     (17,426)                       (47,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long term debt and capital leases
-                                                        180,097
    Repayment of long-term debt and capital leases
     (70,903)                     (398,053)

     Net cash used by financing activities
     (70,903)                      (217,956)

INCREASE (DECREASE) IN CASH                             110,260
(118,838)

Cash at beginning of period
    392,092                         414,538

Cash at end of period                                $
502,352               $                                    295,700


               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.

                    NOTES TO FINANCIAL STATEMENTS
                              UNAUDITED

1.      Basis of Presentation

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of March 31, 1999 and June 30, 1998 and the results of operations and cash flows for the nine-month periods ending March 31, 1999 and March 31, 1998.

        The accounting policies followed by Farmers are set forth in
Note 1 to the financial statements in the 1998 Farmers Annual Report filed on Form 10-KSB, except for the following:

        Comprehensive Income   In the fiscal year 1999, the Company
adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements, or in the case of interim reporting, in the footnotes to the financial statements. For 1999 and for the quarters ended March 31, 1999 and 1998, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

Segment Information - Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into three segments, Grocery, Hardware and Feed. The following represents selected consolidated financial information for the Company's segments for the nine months ended March 31, 1999 and 1998:

March 31, 1999
Segment data            Hardware Grocery Feed     Other   Total
        Net sales        281,785         9,142,584       357,243
        190,918  9,972,530
        Income (loss)    (334,269)       289,233  (83,274)
        (11,095) (139,405)
          from operations
        Depreciation     79,055  59,888   5,140   68,970  213,053


March 31, 1998
Segment data            Hardware Grocery Feed     Other   Total
        Net sales        1,246,810       9,813,238       529,086
        427,043  12,016,177

        Income (loss)    (473,443)       2,282    (7,851)
        5,527    (473,485)
           from operations
        Depreciation     82,225  55,882   5,325   83,374  226,806

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

        This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words like "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

FINANCIAL CONDITION

        The Company's principal supplier transferred its warehouse/distribution center from El Paso to Lubbock, Texas in August 1998. Due to problems related to the change in the supplier's distribution centers, the Company experienced shortages of numerous inventory products during the first and second quarters of this fiscal year (Fiscal 1999). The Company worked with the supplier to solve the problems related to the new distribution center during the second quarter ended December 31, 1998. During the second quarter, the Company was able to rebuild its inventory to normal levels, and the Company experienced no distribution or inventory problems during its third quarter ended March 31, 1999.

        Working capital ratios were 2.53 at March 31, 1999 and 2.55 at June 30, 1998.

        The Company's management continues to evaluate its working capital and capital improvement needs and continues to discuss the options of refinancing its long term debt and borrowing money for capital equipment replacement and repair. Management does not currently expect changes in the Company's overall debt in the short term and believes that the Company will be able to satisfy its short-term cash requirements from funds generated from its daily operations.

        The Company is continuing to review inventory products and categories at all of its stores in an effort to improve product margins and movement.

RESULTS OF OPERATIONS

        The Company's total sales for the third quarter of $3,102,975 decreased approximately $269,181 compared to the Company's previous quarter's total sales of $3,372,156. Year to date sales (3/31/99) compared to the same period in fiscal year 1998 were down approximately 17% ($9,972,530 compared to $12,016,177). The decrease was primarily due to the relocation and downsizing of the Company's Hardware Store in the fourth quarter of the 1998 fiscal year. Other factors contributing to the decline in sales were warehouse/distribution problems related to the relocation of the warehouse/distribution center and a decrease in the Company's Feed Store sales due to an overall decline in the regional livestock market and improved range feeding conditions in 1998.

        In the first quarter of the current fiscal year, a national chain discount supercenter store opened in Silver City, New Mexico. Silver City is in the Company's trade area. While some amount of decline in the third quarter sales may have been caused by increased competition within the Company's trade area., management does not expect the new supercenter store to have a material continuing affect on the Company's sales.

        Gross margins declined to 21% in the current quarter compared to 26% for the previous quarter. The decrease was due primarily to the sale of obsolete inventory in the previous quarters. A 21% gross margin is industry compatible. The Company's net loss declined from $473,485.00 in the nine months period ended March 31, 1998 to $139,405 in the comparable period of the current fiscal year. The decrease was primarily due to a reduction in operating expenses associated with moving the Company's hardware store from its previous K-Mart location to a location adjacent to the Company's IGA Supermarket which included decreased operating expenses from the consolidation of the two stores and savings associated with staff reductions from October to December of 1998 .


        The Company is continuing to monitor its hardware store operations at its new location adjacent to the Company's IGA Supermarket. The Company had a lease to pay $9,000 per month for the lease of the vacated space in the K-Mart building through 11/30/02.

        Other income and expenses remained essentially the same between the comparable periods.

        Future results from operations may differ from the opinions expressed by Management in the above Management Discussion and Analysis.

YEAR 2000 READINESS DISCLOSURE

        The Company has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 problem. The year 2000 problem is the effect of computer programs using two digits (rather than four) to define the applicable year. Any of the Company's programs that utilize date sensitive software could recognize the year "00" as "1900" rather than the year 2000. This could result in a major computer system failure or malfunction.

        The Company presently believes that, with modifications to existing software and conversion to new software and replacement of the equipment described below, the Year 2000 problem will not pose a significant operational problem for the Company's information systems as so modified and converted. The Company has replaced its office and accounting systems with new personal computers and with new software that is warranted to be Year 2000 compliant. During the second and third quarter, the Company is working with its cash register supplier to ensure the Company's cash registers are Year 2000 compliant. The process of upgrading the Company's cash registers to make them Year 2000 compliant is scheduled to be completed by September 30, 1999. The cash register Year 2000 compliance is the last modification and conversion referenced above in need of completion.

        The Company's principal supplier has represented to the Company that it is Year 2000 compliant with respect to its dealings with the Company. The Company is continually working with its principal supplier and other suppliers to ensure they remain Year 2000 compliant. In a worst case scenario, if the supplier is not Year 2000 compliant and is unable to supply the Company due to Year 2000 problems, the Company can obtain its grocery supplies from numerous other suppliers without suffering material impact on the Company's profit margins.

                               PART II



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        On October 29, 1998, the Company held its annual meeting in Deming, New Mexico. At this meeting 5,745 shares were in attendance either in person or by proxy. The following individuals were reelected as directors of the Company for three year terms expiring at the annual meeting in 2001 or until their successors are elected and qualified, by acclamation of the holders of the 5,745 shares in attendance at the meeting:

         Jim T. Hyatt
         William R. Johnson, III
         Judy Phillips
         Gary Shiflett

        The following directors continue to serve as directors of the Company for the remainder of their terms expiring at the Company's annual meeting in 2000.

         Leone Anderson
         James E. Keeler
         Douglas Tharp

        The Company's shareholders also ratified the appointment of Torres, Jones & Company, a professional corporation, as the independent auditors of the Company at the annual meeting by acclamation of the holders of the 5,745 shares in attendance at the meeting.

        At the February 1999 Board of Directors meeting, Shelby
Phillips was appointed by the Board of Directors as the replacement for Judy Phillips who resigned in February of 1999 for health reasons.

ITEM 5.  OTHER

        The Company has hired Dean Stovall, age 53, effective February 15, 1999, as the Company's General Manager and Chief Executive Officer. Mr. Stovall served as President of Norwest Bank, Deming, New Mexico for the twelve years preceding the commencement of his employment with the Company. The Company has also hired Kim Harrington, age 33, effective March 15, 1999 as the Company's Principal Accounting Officer. Prior to her working for the Company, Ms. Harrington worked for Norwest Bank, Deming, New Mexico for the past seven years.

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

        Dated: May 17, 1999.

                                                 MIMBRES VALLEY
                                                 FARMERS
                                                 ASSOCIATION, INC.



                         By     /S/DEAN STOVALL
                                Dean Stovall
                                General Manager and Chief Executive
                                                         Officer
                                (Authorized Representative)

                          INDEX TO EXHIBITS


Exhibit No.     Description of Exhibits

3(i)            Articles of Incorporation (aa)

3(ii)           Bylaws (aa)

27              Financial Data Schedule *

(aa)    Incorporated by reference to the Company's Registration
        Statement on Form S-1.

* Filed Herewith