Form 10KSB
period 1999-06-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1999-09-30
CIK 781889

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 1999

( ) TRANSITION REPORT UNDER Section 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction  period from ____________________________ to
_____________________________

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for the most recent fiscal year are:  $
13,186,921.00

        There is no established public trading market for the issuer's common stock, no public quotations for the stock, and no verifiable record of any common stock prices.

        The number of shares outstanding of the issuer's common stock, as of September 28, 1999, is 13,776.

                                PART I

       This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words like "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

ITEM 1.        BUSINESS.

General

       Mimbres Valley Farmers Association, Inc. ("the Company" or "Farmers") is a New Mexico corporation founded in 1913. The Company is a food, dry goods, feed and farm supplies, and hardware retailer serving the market area of Deming and surrounding areas in southwestern New Mexico, The Company currently operates a supermarket, hardware store, feed and farm supply store, clothing store, and a convenience store with gasoline pumps. The Company also operates a self-service laundry and leases to unrelated parties certain retail space which the Company owns. The revenue the Company derives from the non-retail business activities is less than one percent of the Company's total revenue. See Item 2 "Properties" for additional information on the Company's leasing activities.

       All of the Company's operations and assets are in or around Deming, New Mexico, which is primarily a farming community in the southwestern part of the state. Deming (population 13,000) is the county seat and largest municipality in Luna County, which has a population of approximately 22,000. Because all parts of the County are distant from the closest population centers in surrounding counties (Las Cruces, population 62,000, in Dona Ana County, New Mexico, and Silver City, New Mexico, population 11,000, in Grant County, New Mexico, are 62 and 55 miles, respectively, from Deming), the residents of Luna County do most of their day-to-day shopping in Deming.

       The Company conducts its grocery business at two locations: the main 40,000 square foot supermarket at 811 South Platinum in Deming, and a convenience store with a laundromat (together totaling approximately 7,000 square feet) at 501 North Gold in Deming. The convenience store location includes underground storage tanks and pumps for retail sales of gasoline. The Company currently operates its hardware store in a 7,100 square-foot location adjacent to the main supermarket.

       All of the Company's other retail operations are located near the main supermarket, either in the Company's strip mall that the supermarket occupies in part, or, in the case of the feed and farm supply store, immediately across the street.

Products

       The Company's supermarket offers a large selection of food items, including dry groceries, fresh meat, dairy products, produce, frozen foods, deli products and baked goods, as well as many non-food items such as cigarettes, soaps, paper products, and health and beauty care items. The Company's hardware store offers a wide selection of merchandise, including nationally and regionally advertised brands. The clothing store offers clothes for all ages. It also has crafts, fabric, housewares, and a picture frame shop. The Company's merchandising strategy is to offer a broad selection of quality products at competitive prices with an emphasis on superior customer service, quality and one-stop shopping convenience, particularly for the local farming community.

Recent Developments

       In April, 1998, the Company relocated the hardware store from the building it leased from K-Mart Corporation located at 2300 Highway 70/80 (the K-Mart Building") back to its original location adjacent to the supermarket. The hardware store at the K-Mart Building failed to make an operating profit despite adjustments to inventory, personnel costs, and, other factors. The Company has only recently completed the liquidation of the additional inventory from
the hardware store.   While the costs associated with the move of
the store contributed to the Company's losses in the last two fiscal years, Management believes the Company has and will continue to experience operating savings from the relocation and substantial reduction in the size of the hardware store, including principally the associated lower personnel costs, occupancy expenses, and costs associated with the reduction in its inventory. For more information, see Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

       None of the Company's other retail operations has experienced any significant changes in the past fiscal year.

Competition

       The Company's grocery and retail business is highly competitive, and characterized by low profit margins. The Company's supermarket is in direct competition with a supermarket owned and operated by Furr's, a regional supermarket chain, and Peppers supermarket, an independent supermarket ("Peppers"). The Company's competitors also include drug stores, convenience stores, discount hardware stores and large chain discount retailers. Some of these competitors have substantially greater resources than the Company.

       Management believes that increased competition is one of the principal factors contributing to the decrease in revenues and losses experienced by the Company over the past two years. For more information, see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Suppliers

       The Company obtains substantially all of its grocery supplies from Fleming Foods, a wholesaler based in Oklahoma City which maintains a warehouse in Lubbock, Texas. The Company believes its current relationship with Fleming Foods is satisfactory. The Company is not dependent on this relationship because groceries and general merchandise are generally available from many sources at comparable prices and other terms.

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

Personnel

       At June 30, 1999, the Company had 117 employees, of which 51 were part time employees. The Company has experienced a net decrease of 124 employees since the 1996 fiscal year principally because of the decrease in staffing associated with the much smaller hardware store and a general decrease in employment at other Company locations. The Company does not anticipate additional reductions in employment in the coming fiscal year. None of the Company's employees are represented by unions.

Trademarks

       The Company is one of seven owners of the International
Grocers Alliance ("IGA"), a trade group for joint marketing in the supermarket industry. Because of its ownership interest in IGA(R) the Company sells groceries under the IGA trademark.

Governmental Regulation

       The Company is subject to a variety of governmental authorities, including federal, state and local agencies which regulate the distribution and sale of milk and other agricultural products, as well as other food and drug items. The Company is also subject to regulation on labor, health, safety and environmental matters. Management believes the Company is in material compliance with all applicable regulations. Except as provided below, the Company anticipates that its compliance with federal, state and local laws will not have a significant effect on the Company's capital expenditures, earnings, or competitive practices.

       For a discussion of possible future liability associated with remediation of leakage from an underground storage tank, see Item 3, "Legal Proceedings" and Item 6, "Management's Discussion and
Analysis of Financial Condition and Results of Operations".

ITEM 2. PROPERTIES.

       The Company owns or leases the following properties:

       (1) The Company owns a strip shopping mall totaling approximately 73,244 square feet of retail space, located at 811 South Platinum Street, Deming, New Mexico. The Company owns the real property and the improvements on the real property in fee simple subject to a mortgage loan with an outstanding principle balance of $1,418,871.69 (as of June 30, 1999) and which matures on January 24, 2001. These real property and improvements along with certain other Company assets, secures the Company's obligations to Wells Fargo Bank (formerly Norwest
               Bank). See Note 6 to the Notes of "Financial Statements", Item 7. The strip mall property is the site of the Company's corporate offices, principal supermarket (approximately 40,000 square feet), its clothing and general merchandise store (approximately 11,000 square feet) and its hardware store (approximately 7,100 square feet). Three other areas in the mall are leased to separate tenants for retail purposes: Family Dollar New Mexico, Inc. leases approximately 8,050 feet for a rental amount of $2,666.67/month. This lease expires on December 31, 2001 and is renewable by the tenant for three (3) additional five-year terms. A sole proprietorship d/b/a Video Mania leases approximately 1,200 square feet for a rental amount of $550.00/month. This lease expires on July 2, 2002. Jeff and Yvette Lilley, d/b/a Radio Shack lease approximately 2,400 square feet for a rental amount of $1,000.00/month. This lease expires July 28, 2002. First New Mexico National Bank, Deming, New Mexico leases approximately 1,000 square feet on a month to month basis for an amount of $1,500.00/month. The original lease with First National Bank expired in 1994, and the tenant has continued to lease the property since then on a month to month basis.

       (2) The feed and farm supply store, is located in an approximately 2,500 square-foot building across the street from the shopping mall, at 921 South Diamond Street. The Company owns this real property and improvements in fee simple, free and clear of any mortgages, liens or other encumbrances.

       (3) The Company's convenience store with an attached laundromat, totaling together approximately 7,000 square feet is located at 501 North Gold Street, Deming, New Mexico. The Company owns this real property and improvements in fee simple, free and clear of any mortgages, liens or other encumbrances.

       (4) The Company has vacated the premises of the K-Mart Building located at Highway 70-80 East in Deming, consisting of approximately 40,000 square feet and totaling 13.76 acres, including parking areas and associated grounds, and has notified the landlord that the Company has discontinued the lease. The rental rate for this lease of approximately $9,100 per month, and the initial term expires in 2002 and the Company has an option to renew the initial term for a total of 25 additional years. See Item 6, "Managements Discussion and Analysis of Financial Conditions and Results of Operations" for a more detailed discussion.

       (5) The Company owns a five-acre parcel of undeveloped land within the Deming city limits, adjoining the Columbus highway (State Route 11) in fee simple, free and clear of any mortgages liens or other encumbrances. The Company intends to retain ownership of this parcel as a possible site for business expansion.

       (6) The Company leases approximately 8,000 square-foot warehouse on West Rancho Avenue in Deming from the Union Pacific Railroad on a year-to-year basis. The Company uses the warehouse, which is served by a railroad spur primarily for the receipt and storage of bulk annual feed products. The rental amount is $ 3639.47per year.

       (7) The Company leases a 2,700 square-foot parcel of land from the city of Deming. This property is now the westside of the Company's main parking lot. This is a 20-year lease at a rental rate of $25 per month expires on 2019 and the Company has a one time 20 year renewal option.

       The Company does not have any present renovation plans for any of the properties, all of which are in satisfactory condition.

ITEM 3. LEGAL PROCEEDINGS.

       In addition to legal proceedings involving account collections and other matters in the ordinary course of business, during the course of the 1999 fiscal year the Company was involved in the following legal matters.

Underground Storage Tank

       The Company has sold gasoline to the public at its convenience store for many years. The gasoline is dispensed from underground storage tanks, which the Company previously leased from a petroleum wholesaler. During the 1996 fiscal year, the leased tanks were removed and replaced with tanks that the Company owns, at which time it was determined that there had been some leakage from one of the leased tanks. Examination of the tank revealed a hole towards the top which presumably would have leaked only when the tank was full or nearly full. Based on this information, the Company believed that the amount of leakage and the corresponding contamination may have been minimal. Nevertheless, the New Mexico Environment Department has instituted a remedial action against the owner of the tank. It is unclear whether further investigation under this pending remedial action will reveal significant contamination, and also unclear how extensive or costly remedial measures imposed by the Environment Department may be. The Company has taken all necessary efforts to contract the Department to determine the status of their investigation but have not been given any new information. Remediation expenses for leaking underground storage tanks may be significant, particularly if contamination of underground water is threatened.

       Although the New Mexico Environment Department is currently not requiring any action from the Company, the Company could have liability based on its status as an "operator" under the New Mexico Underground Storage Tank regulations (the "Regulations"). If the New Mexico Environment Department assesses liability against the Company, the Company will vigorously pursue a claim for indemnity against the owner of the tank. If the Company is determined to be in compliance with the Regulations, it will also qualify for reimbursement from a "corrective action fund" established under the State Groundwater Protection Act, which would potentially pay for all but $10,000 of the Company's remediation expenses. The Company has not, however, sought or received a determination that it qualifies for reimbursement from the fund at this time. In addition, the state has no obligation to reimburse parties if claims exceed the amount available in the fund, and in the past claims have exceeded the fund balance. Currently, however, the fund has a surplus, and because the fund is constantly replenished by a fee on petroleum products, the likely result of a deficiency in the fund should be a delay in payment, rather than an outright denial of payment based on insufficient monies.

Triad Financial Systems Corporation vs. Mimbres Valley Farmers
Association, Inc.

       The Company's hardware store leased computer equipment from Triad Financial Systems Corporation ("Triad") for the operation of cash registers and inventory control systems. Upon the closing of the K-mart hardware store location by the Company this equipment was no longer needed. The Company attempted to return the equipment to Triad and settle all remaining amounts due to Triad.

       Triad, however, filed suit in Alameda County, California on February 5, 1999 against the Company alleging a breach of the lease and claiming damages of $107,294.38. The lawsuit was settled on April 29, 1999 for a payment of $25,000 by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1999.


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

       As of September 2, 1999, there were 841 holders of record of the common stock of the Company. The Company's common stock is the only authorized class of equity of the Company. The Company has not issued any stock in the last three years.

       No dividend was declared for the 1997 or 1998 fiscal years. which both ended with an operating loss. In light of the operating loss for the 1999 fiscal year the Board does not expect to approve a dividend this year.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

       The overall future financial health of the Company will depend upon increasing revenues and reducing expenses for the next several years. The Company cannot continue to absorb the losses it has experienced in the last three years. With shareholder equity dropping from $1,387,452 at June 30, 1998 to $931,016 at June 30,
1999, management is evaluating monthly the profitability of each department.

       Retail sales have risen and fallen for the Company over the last five years due to significant internal changes and increased competition. Management believes the Company has a quality grocery store providing competitive products and services at competitive prices in the Company's market area. The Company's feed store and convenience store are also sales leaders in the Deming market area. Management intends to focus its attention on increasing Feed and Grocery sales at a normal, consistent annual growth rate of 7%.

       Management believes its goal of consistent 7% growth in annual Feed and Grocery sales can be accomplished without increasing operating costs. If the Company can achieve Management's goals, annual operating losses would be reduced by approximately $150,000 in the fiscal year ending June 30, 2000 ("Fiscal 2000").

       The Company's sales of Clothing & More products has suffered from a history of name and product changes. Management's goal is to gain recognition in the Deming market area for the Company's Clothing department as a quality clothing store. Management believes that recent inventory expansion in the Clothing & More categories should help establish the Company as a viable market competitor. Management has a goal of increasing sales during Fiscal 2000 in the other two major categories, Hardware and Clothing by 200% and 300%, respectively, which would result in break-even results in these two categories and improve profitability by approximately $156,000 during Fiscal 2000. If the goals are not met, Management will re-evaluate the Company's Hardware and Clothing operations.

       The Company has focused strongly on controlling expenses for the last two years. The largest expense savings move has been the closure of Farmer's True Value(R) Hardware store at the old K-Mart location and the relocation of the store to the Company's strip mall. While this move has been very costly in personnel time, inventory liquidation expense, labor costs, and equipment expense, Management believes it will ultimately result in significant savings and profit improvement. Most of the expenses incurred by the Company as a result of the hardware store relocation (approximately $290,155 in Fiscal 1999 which consists of $39,240 for physical labor costs from April 1998 to October 1998, $17,500 for management and office personnel costs, $1,400 for employment of a security officer for seven months at $200/month, and $232,015 in losses from inventoy liquidation) should not recur in the future with the exception of a $110,000 per year in rental expenses payable to K-Mart on the vacated building. Management will continue to work to eliminate this rent expense, which would save the Company $110,000 per year.

       As with any grocery store, theft, damaged goods, and spoilage are a large expense item. Management is focused on decreasing these losses, and believes the Company can achieve significant additional savings in this area also.

       The Company has applied to the State of New Mexico for gas tax refunds totaling approximately $92,000. This money is owed from overpayment of taxes for 18 months and is expected to be received by October 1, 1999. The Company is exploring the possibility of refinancing long term debt or selling certain non-core fixed assets to improve cash flow or raise operating funds. The Company currently has over $100,000 in available working capital that can be used for operating needs or repairs. Management believes the Company can fund its operations and service its debt for Fiscal 2000 out of cash flow from operations. The Company has no major planned capital expenditures, and Management does not intend to incur any additional debt or to expand store lines except possibly through third party space leases or consignment sales. Management will continue to attempt to improve products and services while reducing risks and interest expenses.

       A new parking lot has just been completed that the Company anticipates will increase customer traffic and sales. Significant sales personnel reduction occurred over the last year and Management does not anticipate any further significant reduction from the current level of 115-120 employees.

       Future results from operations may differ materially from the opinions expressed by Management.

Comparative Financial Condition and Results of Operations

       Retail sales for the fiscal year ended June 30, 1999 ("Fiscal 1999") were $13,186,921 compared to $15,521,847 for the fiscal year ended June 30, 1998 ("Fiscal 1998"). The principal reason for the sales decrease is the relocation of the Company's hardware store from a 40,000 square-foot facility to a 7,000 square-foot facility. Comparing results in Fiscal 1999 to Fiscal 1998: Grocery sales decreased $845,077 (8%), Hardware sales decreased $1,099,637 (76%), Clothing & More sales decreased $159,017 (38%), Feed Store sales decreased $195,318 (28%), and Convenience Store sales decreased $35,877 (3%).

            The significant decrease in Hardware revenues was anticipated by management due to relocating the hardware store because operating the larger hardware store was resulting in annual losses of more than $300,000. Moving the store from rented property (with monthly rental expenses of approximately $9,200) into unoccupied property owned by the Company will eventually result in substantial annual rent savings. The Company continues to accrue the monthly rental cost of the old K-Mart store because this lease does not terminate until November 30, 2002. This lease expense will end upon the sale or releasing of the building if either occurs prior to November 30, 2002. Management has received reports that the building is under contract for sale to Luna County. While the County has indicated it would like to close the sale in 1999, it has no obligation to purchase the property until and unless it receives a funding grant from the State of New Mexico.

            The Fiscal 1999 decrease in Grocery revenues is largely due to increased local competition, regional competition from two Super Wal-Mart stores, and a depressed
     County economy. Luna County has experienced a 30% unemployment rate in Fiscal 1999.

            The Feed store revenue decrease is principally a result of improved moisture conditions in Fiscal 1999 over Fiscal 1998. Fiscal 1998 was a drought year; therefore, ranchers had to purchase supplemental feed, while precipitation during Fiscal 1999 was significantly greater.

            Farmer's Mini Mart convenience store experienced a small drop in revenue over the previous fiscal year, but this sales decline was reversed during the last quarter of Fiscal 1999. The convenience store increased its hours of operation to 24-hour service during the fourth quarter of Fiscal 1999, and management believes the 15% increase in fourth quarter revenues at the convenience store should continue throughout Fiscal 2000.

            The Company's total current assets at June 30, 1999 did not change much from total current assets at June 30, 1999, but current liabilities increased $142,202 and Accounts Payables increased $195,763 during the same period. Although Accounts Payable increased in Fiscal 1999, the Company is much more current in its Accounts Payable than it was during Fiscal 1998. Suppliers are all being paid within 45 days of invoice date.

     Year 2000

            The Company has conducted a review of its computers systems to identify the systems that could be affected by the year 2000 (Y2K) problem. The year 2000 problem is the effect of computer programs using two digits (rather than four) to define the applicable year. Any of the Company's programs that utilizes date sensitive software could recognize the year "00"as 1900 rather than the year 2000. This could result in a major computer system failure or malfunction.

            The Company presently believes that, with modifications to existing software and conversion to new software and replacement of some equipment which should not require expenditures of more than $10,000, the Year 2000 problem will not pose a significant operational problem for the Company's information systems as so modified and converted. However, if such actions are not timely completed, the arrival of the year 2000 may have a material impact on the Company's ability to accurately process data. These modifications and replacements are in the process of being completed at this time. Management does not believe that making these changes will have a significant effect on the Company's capital expenditures.

            Furthermore, Management is currently compiling a file which will contain written statements from all the Company's major suppliers and vendors. These statements will contain information as to what each supplier has accomplished to ensure that their respective companies are Year 2000 compliant. The Company has already received oral representations from Fleming Foods, its principle supplier that it is Year 2000 compliant. If the Company receives any statements that lead Management to believe that the supplier or vendor is not Year 2000 compliant, the Company will make every effort to engage a substitute supplier or vendor that is compliant.

            It is estimated that all Year 2000 updates will be fully completed by the middle of the month of November. Upon completion of these updates, the Year 2000 issue should pose no significant operational problem for the Company's information or data processing systems.

     ITEM 7. FINANCIAL STATEMENTS.

            The financial statements of the Company are included
     (with in index listing all the statements) in a separate financial section at the end of this Annual Report Form
     10-KSB.

     ITEM 8.        CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.
     PART III

     ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE
                    WITH SECTION 16(A) OF THE EXCHANGE ACT.

            The directors of the Company are as follows:

     NAME                  AGE     POSITION       DIRECTOR       TERM
                                                  SINCE          EXPIRES
     Jim T. Hyatt          46     Director       1993            2001
     William R.
       Johnson, III        48     Director       1993            2001
     Shelby Phillips, III  57     Director       1999            2001
     Gary Shiflett         39     Director       1997            2001
     Leone Anderson        66     Director       1997            2000
     James E. Keeler       65     Chairman of    1968            2000
                                  the Board
                                  and President
     Douglas Tharp         78     Director       1973            2000

            Jim T. Hyatt has been a director of the Company since 1993. His occupation for the last five years has been ranching. He is a partner in Hyatt & Hyatt, a general partnership, and president of Quartzite, Inc. Both Hyatt & Hyatt and Quartzite, Inc. are ranching businesses.

            William R. Johnson, III, has been a director of the Company since 1993, and has been Treasurer of the Company since October, 1996. His occupation for last five years has been farming and ranching. He is a partner in W. R. Johnson and Sons, a general partnership in the business of farming and ranching, and a director of Carzalia Valley Gin, Inc., a corporation involved in processing of agricultural products.

            Gary Shiflett has been a director of the Company since February 28,1997. His occupation for last five years has been farming.

            Leone Anderson has been a director of the Company since September 23, 1997. She is a retired school teacher whose family has been active in farming in Luna County.

            James E. Keeler has been a director of the Company since 1968, and President of the Company since 1993. He is Chairman of the Board of Directors. His occupation for the last five years has been farming and the operation of a produce business.

            Douglas Tharp has been a director of the Company since 1973 and Vice-President since 1993. Mr. Tharp has been employed for the past five years as manager of a cotton warehouse in Deming, and as the owner and operator of Deming Auction Service.

            Shelby Phillips, III has been a director of the Company since February 1999 and Secretary since that time.
      Mr. Phillips has been the President of Adobe Developers, Inc., a real estate development business and owner of Casa Blanca Cow Camp, a business specializing in outdoor ranch cookouts. His principal occupation for the last five years has been farming and ranching.

            The executive officers of the Company who are not also directors of the Company are as follows.

     Name                  Age                    Position
     Dean Stovall          53                     Chief
                                                  Executive
                                                  Officer,
                                                  General Manager
     Kim Harrington        33                     Principal
                                                  Accounting
                                                  Officer

            Dean Stovall, age 53, has been the Company's General Manager and Chief Executive Officer since February 15, 1999. Mr. Stovall served as President of Norwest Bank, Deming, New Mexico, for the twelve years preceding the commencement of his employment with the Company.

            Kim Harrington, age 33, has been the Company's Principal Accounting Officer since March 15, 1999. Prior to working for the Company, Ms. Harrington worked for Norwest Bank, Deming, New Mexico for the past seven years.

     Section 16(A) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
     Section 16(a) forms they file.

            Based on a review of the copies of these reports furnished to the Company, there were two late initial reports of ownership. Dean Stovall and Kim Harrington each failed to file their initial reports of ownership on Form 3s after they became an executive officer of the Company. Each of these individuals has filed their initial reports of ownership on Form 5s reporting their respective holdings at the time they joined the Company. There were no reportable transactions to report on the Form 5s.

     ITEM 10.       EXECUTIVE COMPENSATION.

            The following table sets forth compensation paid during each of the last three fiscal years to both Dean Stovall, the Company's General Manager and Chief Executive Officer and Gary S. Carter, the Company's former General Manager and Chief Executive Officer, the Company's only two "highly compensated executive officers" as that term is used in Item 402(a) of Regulation S-B under the Securities Exchange Act of 1934. Mr. Stovall has served as General Manager and Chief Executive Officer of the Company since February 15, 1999. No other officer or employee received total compensation (i.e. salary and bonus) in excess of $100,000 in any of the Company's past three fiscal years. The following tables include all compensation paid to Mr. Stovall and Mr. Carter during the time indicated.


                         SUMMARY COMPENSATION TABLE
     NAME AND PRINCIPLE       FISCAL YEAR       SALARY   BONUS  OTHER ANNUAL
     POSITION                                                   COMPENSATION*

                                     1999      $55,000   n.a.   n.a.
     Dean Stovall                    1998         n.a.   n.a.   n.a.
     General Manager                 1997         n.a.   n.a.   n.a
       and Chief Executive Officer

     Gary S. Carter                  1999         n.a.   n.a.   n.a.
     Former General Manager          1997      $18,461   n.a.   n.a.
         and Chief Executive Officer 1998      $60,000   n.a.   n.a.


     * The Company has no bonus, stock option, stock bonus, stock appreciation rights or long term incentive plans or agreements, or equity based or incentive option plans or agreements.

     Compensation of Directors

            Directors of the Company receive the sum of $100 per month, and no other compensation. During the 1999 fiscal year the board of directors held twelve regular meetings.


     ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    0WNERS AND MANAGEMENT.

            The following table sets forth information, as of September 28, 1999, concerning the Common Stock beneficially owned by each Director, nominee for Director of the Company, and each Executive Officer of the Company. There is no person or group (as the term is used in Section 13(d)(3) of the Securities Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock ($25 par value), which is the only class of the Company's voting securities.

     NAME AND ADDRESS              AMOUNT AND NATURE OF     PERCENT OF ISSUED
     BENEFICIAL OWNER              BENEFICIAL               OUTSTANDING COMMON
                                   OWNERSHIP(1)(2)          STOCK BENEFICIALLY
                                                            HELD
     Leone Anderson                11 shares(3)                  *
        P.O. Box 175
        Deming, N.M. 88030
     Jim T. Hyatt                         28 shares             *
        11850 Uvas Valley Rd. N.E.        286 shares(4)         2.08%
         Deming, N.M. 88031
     William R. Johnson, III              55.5 shares           *
         P.O. Box 468
         Columbus, N.M. 88029
     James E. Keeler                      240 shares            1.74%
          125 Solana Rd. S.W.
         Deming, N.M. 88030
     Gary Shiflett                        4 shares              *
         H.C. 66, Box 32B
         Deming, N.M. 88030
     Shelby Phillips, III                 92 shares             *
         P.O. Box 468                     15 shares (5)         *
         Columbus, N.M. 88029
     Douglas Tharp                        240 shares(5)         1.74%
         1615 Solana Road S.W.
         Deming, N.M. 88030
     Dean Stovall                         0 shares              *
     Kim Harrington(6)                    0 shares              *

     All directors and executive officers  971.5 shares

       *Less than one percent

     (1) There are no shares with respect to which any person listed on this table has the right to acquire beneficial ownership as specified in Rules
            13d-3(d)(1) of the Securities Exchange Act of 1934.
     (2) Unless otherwise indicated, each person listed has sole voting and investment power over all shares.
     (3) Ms. Anderson has joint voting and investment power over these shares with her daughter.
     (4) Mr. Hyatt holds these shares with shared voting and investment power which arises through interests in partnership and corporation that are owners of record.
     (5) Mr. Tharp and Mr. Phillips have joint voting and investment power over the shares with their spouses.
     (6) Kim Harrington is the principal accounting officer of the Company.


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

     ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

            (a)     List of Exhibits

     Exhibit Number

     3.1 Articles of Incorporation, as amended to the date of this report (incorporated by reference to the Company Registration Statement filed in 1985)

     3.2    Bylaws of the Company, is currently in effect
            (incorporated by reference to the Company's
            Registration Statement filed in 1985)

     4.1    Specimen certificate representing the Company's
            Common Stock (incorporated by reference
            to the Company's Registration Statement filed in 1985).

     10.1   Assignment and Assumption of Lease with K-Mart
            Corporation dated December 1994 (incorporated by reference to the Company's 10KSB for Fiscal Year
            1998 filed in 1998).

     27.1   Financial Data Schedule

                       INDEX TO FINANCIAL STATEMENTS

     Independent Auditors Report
     Balance Sheets
     Statement Of Operations
     Statement of Stockholders Equity
     Statement of Cash Flow
     Notes to Financial Statements

                  Report of Independent Public Accountants



     To the Board of Directors and Stockholders
     Mimbres Valley Farmers Association, Inc.
     d.b.a. Farmers, Inc.

     We have audited the balance sheet of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc. (a New Mexico corporation), as of June 30, 1999, and the related statements of operations, shareholders' equity, and cash flows for the years ended June 30, 1999 and 1998. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Mimbres Valley Farmers Association, Inc., d.b.a Farmers, Inc., as of June 30, 1999, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.



     /s/Jones & Company
     JONES & COMPANY
     A Professional Corporation

     6040 Surety Drive
     El Paso, TX   79905
     September 27, 1999

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
D.B.A. FARMERS, INC.
BALANCE SHEET
June 30, 1999
ASSETS

CURRENT ASSETS:                                                   1999

   Cash and equivalents                                      $ 430,619
   Accounts receivable, net of allowance for doubtful accounts of $4,000 and $25,000
    Trade                                                      181,895
    Related parties                                              6,097
    Other                                                        4,737
   Inventories                                                1,065,245
   Prepaid expenses                                             93,078
   Note receivable--supplier                                    36,156
   Income taxes receivable                                           -
   Deferred income tax asset
203,301

    Total current assets                                              2
,021,128


PROPERTY AND EQUIPMENT, net
1,396,319


OTHER NON-CURRENT ASSETS:
   Note receivable-supplier                                       -
   Investments in supplier                                      10,500
   Other Assets
14,816

   Other non-current assets, net                                25,316

    Total assets                                            $     3,442,763



The accompanying notes to financial statements are an integral part of these balance sheets.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
D.B.A. FARMERS, INC.
BALANCE SHEET
JUNE 30, 1999
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
           1999




     Accounts payable                                                    $
        699,751


     Current portion of long-term debt and capital leases
         91,743


     Accrued expenses payable
        160,565







      Total current liabilities
       952,059

NON-CURRENT LIABILITIES:


     Deferred income taxes
        202,670

     Long-term debt and capital leases, less current portion
    1,357,018
      Total non-current liabilities
    1,559,688

      Total liabilities
    2,511,747

SHAREHOLDERS' EQUITY

     Common stock, $25 par value, 500,000 authorized:

      13,910 issued and 13,776 outstanding
        347,750


     Retained earnings
        586,616


     Less:  134 shares of treasury stock
        (3,350)



      Total shareholders' equity
        931,016


        Total liabilities and shareholders' equity                       $
     3,442,763



The accompanying notes to financial statements are an integral part of these balance sheets.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
D.B.A. FARMERS, INC.
STATEMENTS OF OPERATIONS
For the Years Ending June 30. 1999 and 1998
                                             1999                  1998

NET SALES AND GROSS REVENUE               $13,186,921          $ 15,521,847
COST OF SALES                              10,630,345            12,336,511

     GROSS PROFIT                           2,556,576             3,185,336


SELLING, GENERAL AND ADMINISTRATIVE         3,156,718             3,579,593
EXPENSES


OPERATING LOSS                                (600,142)             (412,257)

OTHER INCOME (EXPENSE):

     Other income                               290,615              180,633
     Interest expense                          (146,909)            (207,112)

      Loss before income tax benefit           (456,436)            (438,736)


INCOME TAX BENEFIT                                 -                 (81,390)

      Net loss                                 (456,436)            (357,346)




Net loss per common share                        (33.13)            (25.94)



The accompanying notes to financial statements are an integral part of these statements.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
D.B.A. FARMERS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended June 30,1999 and 1998
                    Common Stock      Retained   Treasury    Total
                                      Earnings   Stock       Shareholders
                                                             Equity

BALANCE, JUNE 30,1997  $ 347,750  $ 1,400,398   $(3,350) $1,744,798
Net loss                            (357,346)             (357,346)

BALANCE, JUNE 30,1998    347,750    1,043,052    (3,350)  1,387,452
Net loss                   -         (456,436)       -     (456,436)

BALANCE, JUNE 30,1999  $ 347,750   $586,616    $ (3,350)  $ 931,016

The accompanying notes to financial statements are an integral part of these statements.


MIMBRES VALLEY FARMERS ASSOCIATION, INC.
D.B.A FARMERS, INC.
STATEMENT OF CASH FLOWS
For the Years Ended June 30.1999 and 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
        1999
     1998






     Net loss                                                            $
   (456,436)
    $(357,346)

     Adjustments to reconcile net loss to not cash provided
      (used) for operating activities;

        Depreciation and amortization
     277,397
     284,257
        Obsolete equipment expense
- -       52,846

        Provision for uncollectible accounts receivable
    (21,000)
     16,424

        (Gain) loss sale of equipment
      65,610
         -
     Changes in assets and liabilities:

        Accounts receivable, net
    (36,880)
     124,598

        Other accounts receivable
     (2,497)
        -

        Inventories
     167,424
     639,253

        Prepaid expenses
    (32,004)
     36,585
        Deterred income taxes, net
- -       252,954

        Other assets
      22,200
     (37,016)

        Accounts payable
     195,763
     (701,408)
        Accrued expenses
  (3,349)                                                         (55,155)

        Net cash provided for operating activities
   176,228                                                         255,992

CASH FLOWS FROM INVESTING ACTIVITIES:


Proceeds from sale of property and equipment
      18,107
     22,970

Collections of notes receivable
      23,511
        -

Additions to property and equipment
    (50,570)
     (66,558)
Increase in investment in supplier
 (10,500)                                                          (6,771)

     Net cash used for investing activities
  (19,452)                                                        (50,359)

CASH FLOWS FROM FINANCING ACTIVITIES:


     Borrowings on short-term debt
           -
     180,097
     Repayment of long term debt and capital leases
(118,249)                                                        (408,176)

      Net cash used for financing activities
(118,249)                                                        (228,079)

INCREASE (DECREASE) IN CASH
38,527  (22,446)
CASH at beginning of year
   392,092                                                         414,538
CASH at end of year
   430,619                                                         392,092
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Cash paid for interest                                              $
    151,814$
     207,112
Cash paid for income taxes, net of refunds received                      $

         -                                                               $

      (334,345)

NONCASH INVESTING AND FINANCING ACTIVITY Note
     receivable-vendor applied to note payable to supplier               $
    118,283$
       -
NONCASH OPERATING AND FINANCING ACTIVITY - other assets
applied to note payable                                                  $

        22,200                                                           $

             -
The accompanying notes to financial statements are an integral part of these statements.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.
d.b.a. FARMERS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Mimbres Valley Farmers Association, Inc. d.b.a.. Farmers, Inc. ("Farmers" or the "Company"), a New Mexico Corporation, currently operates two retail food stores, a hardware store, a clothing and crafts store and a feed store. The Company also leases certain retail space to unrelated parties and operates a self-service laundry. All operations are located in Deming, New Mexico ("Deming"). The economy of Deming is dependent mainly on agriculture and related agri-business.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit to customers, substantially all of whom are residents of Luna County, New Mexico. Management of the Company has established an allowance for doubtful accounts to cover possible losses inherent in the accounts receivable portfolio. Ultimate losses may vary form the current estimates.

Inventories

Inventories, which represent merchandise available for sale, are stated at the lower of cost or market, determined on a first-in, first out (FIFO) basis.

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

Advertising

The Company expenses costs of advertising as incurred. For the years ended June 30, 1999 and 1998, advertising expenses was $110,566 and $133,672 respectively.

Net Loss per Common Share

Net loss per share is computed by dividing the net loss by the number of shares of common stock outstanding during the period.

Reclassification

Certain prior year balances have been reclassified to conform to the 1999 financial statement presentation.

NOTE 2 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For 1999 and 1998, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for the years presented.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 1999 and 1998, consist of the following:

             1999      1998
Furniture, fixtures and equipment$2,312,116$2,685,171
Buildings2,350,0702,417,468
Land                  80,203         80,203
             4,742,3895,182,842

Less:  Accumulated depreciation and amortization(3,346,070)
                                                                      (3,436,093)


             $1,396,319$1,746,749

Depreciation expense for the fiscal years ended June 30, 1999 and 1998, was $277,397 and $284,257 respectively.

NOTE 4 - NOTES RECEIVABLE - SUPPLIER

The notes receivable-supplier at June 30, 1999 and 1998, are unsecured and have maturities which range from December 1999 to 2002, with interest rates ranging from 6.5% to 8.2%.



NOTE 5 - INVESTMENT IN SUPPLIER

Investments in supplier, at cost, as of June 30, 1999 and 1998 consist of the following:

             19991998
Preferred shares - Do it Best Corp.$10,500$      -

693 shares of Class B non-voting stock - Cotter   -
                                                                                71,400

10 shares of Class A voting stock - Cotter   -   6,000

20 shares of voting Common Stock - Cotter              -
                                                                            1,000


             $10,500$78,400

Farmers terminated its agreement with one of its suppliers in June 1998. All Class A and B stock was transferred to the supplier in return for promissory notes payable from the supplier over five years.

The Class B stock and preferred shares - Do it Best Corp of the supplier was received as patronage dividends. None of the stock shown as investments in supplier is readily marketable.


NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases as of June 30, 1999 and 1998, consist of the following:

             19991998
Fixed rate note payable to Norwest Bank ("Bank"), due in
monthly installments of $16,788 with a balloon payment of
$1,314,459 due on January 24, 2001.  Interest at the rate of

9.5%, and secured by real estate mortgages.$1,418,872
                                                                             $1,480,224


Variable rate note payable to Bank, due in monthly installments of $1,675 plus interest, (9.25% and 9.5% at June 30, 1999 and 1998), secured by real estate mortgages, inventory, and accounts receivable.14,44234,675

Capital leases, net15,447100,923

Notes payable to supplier, due in monthly installments ranging form $272 to $2,322. Interest rates ranging from 9.25% to 10.5%,

secured by equipment and notes receivable-supplier
                                                                                    -
       69,471

             1,448,7611,685,293
Less current portion     91,743   141,954

             $1,357,018$1,543,339

Future maturities of long-term debt and capital leases as of June 30, 1999, are as follows:

             2000$91,743
             200182,700
             20021,274,318

             $1,448,761

Certain of the notes payable to Bank require the Company to comply with debt covenants at June 30, 1999 and 1998 including, but not limited to: (a) Minimum working capital balance of $1.2 million or greater, (b) total liabilities to net worth of 1.15 to 1 or lower, (c) $100,000 additional principal reduction beyond scheduled payments for fiscal year 1998 and 1999, and (d) profitable operations by December 31, 1996. The Company is not in compliance with several of its debt covenants at June 30, 1999 and 1998. Consistent with the prior year, the Company has obtained a waiver from the Bank for all exceptions to its debt covenants effective through October 1, 1999. Management believes the Bank will forbear acceleration of the collection of these notes, and accordingly, the notes have not been classified as current liabilities in the accompanying balance sheet.

Property and equipment, net, financed under capital leases was $13,817 and $44,446 as of June 30, 1999 and 1998, respectively.


NOTE 7 - OPERATING LEASES

Future minimum payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1999 are as follows:

             2000$110,000
             2001110,000
             2002    82,500

             $302,500

NOTE 8 - OTHER INCOME (EXPENSE)

Other income (expense) as of June 30, 1999 and 1998 consists of the following:

             19991998
Retail space - Rental$85,505$78,690
Check cashing fees12,25217,190
Western Union commissions37,38936,956
Other, net155,469100,643
Obsolete equipment expense       -    (52,846)

             $290,615$180,633

NOTE 9 - RENTAL INCOME

The Company leases retail space to customers with terms generally ranging from 1 to 10 years. The leases generally contain provisions for renewal options of 5 to 10 years.

The future minimum rental payments on retail rental space that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 1999 and 1998, are as follows:

             1999$56,200
             200050,600
             200150,600
             200218,600
             2003       -

Total future minimum rental payments$176,000


NOTE 10 - LITIGATION

The Company vacated the premises it formerly used for its hardware store and has not paid rent to the landlord since that date. The landlord has threatened legal action to collect for certain amounts consisting of unpaid property taxes, insurance, accrued interest and possible punitive damages. The Company has accrued rental payments and property taxes and has continued to maintain insurance on the building through June 30, 1999.

NOTE 11 - MAJOR SUPPLIERS

A substantial portion of the inventory of the Company is purchased from a limited number of suppliers. During the years ended June 30, 1999 and 1998, two such suppliers accounted for 67% and 77% of inventory purchases, respectively.
NOTE 12 - INCOME TAXES

Components of the net deferred income tax asset and liability at June 30, 1999 and 1998, are as follows:

             19991998
Deferred income tax assets:

Net operating loss carryover$417,846$267,619
Inventory method change46,87062,493
Inventory capitalization    -    22,063
Allowance for doubtful accounts1,2607,875
Other             5,442     3,145

Deferred income tax asset471,418363,195
Valuation allowance(268,117)(123,095)
Deferred income tax asset,
net of valuation allowance$203,301$240,100

Deferred income tax liability related to depreciation$(202,670)$(239,469)

The Company had prior and current year losses for federal income tax purposes of approximately $1,180,000, which will be carried forward resulting in a deferred tax asset of $330,596. The Company had prior and current year losses for state tax purposes of approximately $2,490,000, which will be carried forward resulting in a deferred tax asset of $87,250. Due to recent operating losses, a valuation allowance has been recorded to adjust the federal and state deferred tax asset.

The income tax benefit consists of the following for the fiscal years ended June 30, 1999 and 1998:

             19991998
Deferred income tax benefits:
             Federal$       -    $(65,994)
             State        -      (15,396)

                     -    $(81,390)

The income tax benefit is reconciled with the expected Federal statutory rates for the years ended June 30, 1999 and 1998, are as follows:

             19991998

Provision computed at Federal statutory rate$(133,535)
                                                                            $(107,772)

State taxes net Federal benefit(16,692)(15,396)
Valuation allowance150,22750,363
Other                   -         (8,585)

Total        $         -    $(81,390)

The Company has net operating loss and contributions carryover to offset future income tax. If not used, these credits will expire as follows:

                 Federal
             Year Ending                                      Contribution
Net Operating LossTotal




                    2001                                          $2,202$
                          -                                       $2,202

              20025,862                                            -
                                             5,862


              20031,919                                            -
                                             1,919


              20047,292                                            -
                                             7,292


              2012    -                                           71,485
                                            71,485


              2013   -                                           632,307
                                           632,307


              2014       -                                       464,618
                                           464,618



             Total$17,275                                     $1,168,410
                                        $1,185,685


NOTE 13 - YEAR 2000 DISCLOSURE

The Company has conducted an updated review of all computer systems, to identify the possibility of any Year 2000 related problems. The Year 2000 terminology describes the possible effect of the millennium date rollover on computer processor systems and their software. These effects could cause computer system failure or malfunction.

It is the opinion of the Company that these problems can be avoided with modifications of current software and systems, as well as the replacement of some systems that cannot be updated. These modifications and replacements are in the process of being completed at this time.

Furthermore, a file is being formulated which contains written statements from all the Company's major suppliers and vendors. These statements will contain information as to what each supplier has accomplished to ensure that their respective companies are Year 2000 compliant.

It is estimated that all Year 2000 updates will be fully completed by the middle of the month of November 1999. Upon completion of these updates the Year 2000 issue should pose no significant operational problem for the Company's information or data processing systems.


NOTE 14 - SEGMENT INFORMATION

Effective December 31, 1998, the Company adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into five segments; Administration, IGA Grocery, Mini-Mart, Hardware and Feed. The following represents selected consolidated financial information for the company's segments for the years ended June 30, 1999 and 1998:

                                                                        IGA

        1999                             Administration               Grocery
                 Mini-Mart
    Hardware                                  Feed                     Total

Segment data:





Net Sales92,125                                        10,945,846
                        1,359,302

   325,357                                                594,030
                       13,316,660


Income (loss) from  operations                             86,463
                          136,006

  (39,932)                                              (496,538)
                        (106,168)
 (420,169)

Depreciation                                              119,665
                           55,095

    19,528                                                 76,061
                            7,048
   277,397
        >

          1998





Net Sales100,690                                       11,678,700
                        1,383,415

 1,417,708                                                701,181
                       15,281,694


Income (loss) from operations                              89,654
                          226,632

  (24,536)                                              (605,162)
                         (26,696)
(340,108)

Depreciation                                              123,234
                           55,390

    19,528                                                 79,004
                            7,100
 284,256

NOTE 15 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS (UNAUDITED)

Retail sales have risen and fallen for the Company over the last five years due to significant internal changes and increased competition. Management believes the Company has a competitive grocery store providing competitive products and service at competitive prices. It also has a feed store and mini mart that are market leaders. Management intends to focus its attention on increasing sales in these profit centers at a normal, consistent growth of 7%.

Management believes this 7% growth in sales can be accomplished without increasing operating costs and would result in an additional $150,000 of profit improvement. The other two revenue centers are Hardware and Clothing & More. Management's plan is to achieve break-even for these two departments by June 30, 2000. If this plan is achieved profits would improve by $156,000. These two sources should generate $306,000 total earnings.

The Company has focused strongly on expense control the last two years. The largest expense item has been the closure of Farmer's True Value Hardware from the old K-Mart location and the moving of that department back to the mini mall. This move has been very costly in personnel time, inventory liquidation, labor costs, and equipment expense. Most of these costs are in the past with the exception of a $110,000 per year rent payable to K-Mart on the building that was vacated. Management is working on eliminating this rent expense which will save $110,000 per year.

As with any grocery store, theft, damaged goods, and spoilage are large expense items. Management attention is being directed to decreasing shrink to normal levels.  Management believes it can save $200,000 in this area alone.

Increased revenue netting $306,000 plus cost reductions of $310,000 would generate $616,000 of anticipated gain in profit over the year ended June 30, 1999.

The Company is exploring the possibility of refinancing long term debt or selling certain non-core fixed assets to improve cash flow or raise operating funds. The Company currently has over $100,000 in a reserve fund that can be used for operating needs or repairs. Management believes it can service debt for the coming year from operations. The Company has no major capital outlay projects planned for the fiscal year. In addition, a new parking lot has just been completed that the Company anticipates will increase customer traffic and sales.

Management does not intend to incur any additional debt or to expand store lines except possibly through third party space leases or consignment sales.
 Management is striving to reduce risk and interest expense, and by improving product lines for Hardware and Clothing & More, it hopes to improve sales in these categories.

Significant personnel reduction has occurred over the last year, and management does not anticipate any significant further reduction from the current level of 115-120 employees.

Future results from operations may differ materially from the opinions expressed by Management.

                                  SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 1999.

MIMBRES VALLEY FARMERS ASSOCIATION, INC.

By: /s/ Dean Stovall
Dean Stovall, Chief Executive Officer


By:  /s/ Kim Harrington
Kim Harrington, Principal
Accounting Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this reporthas been signed below by the following persons on behalf of the Company and in the capaciites and dates indicated.


                                                          DATE

/s/ V. Leone Anderson                                     September 28, 1999
V. Leone Anderson, Director

/s/ Jim T. Hyatt                                          September 28, 1999
Jim T. Hyatt, Director

/s/ William R. Johnson, III                               September 28, 1999
William R. Johnson, III, Director

/s/ James E. Keeler                                       September 28, 1999
V. James E. Keeler, Director

/s/ Shelby Phillips                                       September 28, 1999
Shelby Phillips, Director

/s/ Gary Shiflett                                         September 28, 1999
Gary Shiflett, Director

/s/ Douglas Tharp                                         September 28, 1999
Douglas Tharp, Director

/s/ Dean Stovall                                          September 28, 1999
Dean Stovall, Chief Executive Officer

/s/ Kim Harrington                                        September 28, 1999
Kim Harrington, Principal Accounting Officer

EXHIBIT INDEX

Exhibit        Nature of Exhibit              Page
Number
3.1            Articles of Incorporation      Incorporated by reference
3.2            Bylaws                         Incorporated by reference
4.1            Specimen of Stock Certificate  Incorporated by reference
10.1           Lease of K-Mart building at    Incorporated by reference
               Highway 70-80 East
27.1           Financial Data Schedule        Filed Herewith
