Form 10QSB
period 1999-09-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1999-11-15
CIK 781889

U.S.SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.



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

        As of November 14, 1999, 13,776 shares of Common Stock of
Mimbres Valley Farmers Association, Inc. ("Farmers" or the
"Company") were outstanding.


        Transitional small business disclosure format:  Yes     No X


                    PART I:  FINANCIAL INFORMATION

                    ITEM 1:  FINANCIAL STATEMENTS

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
                            BALANCE SHEETS
                 SEPTEMBER 30, 1999 AND JUNE 30, 1999
                                ASSETS


CURRENT ASSETS:                                         SEPT. 30,
                                                        1999
                                                         JUNE 30, 1999
                 (unaudited)                                  (audited)





























Cash and equivalents                                         $     515,134













                                                                         $









                                                                      430,619
Accounts receivable, net of allowance for doubtful
  accounts of $4,000 and $25,000
   Trade                                                           118,873














     181,895


   Related parties                                                   6,097














       6,097


   Other                                                             4,737














       4,737


  Inventories                                                    1,188,077














   1,065,245


  Prepaid expenses                                                  66,040














      93,078


  Note receivable supplier                                          36,156














      36,156


  Deferred income tax asset                                        203,301














     203,301



   Total current assets                                          2,138,415
 2,021,128

PROPERTY AND EQUIPMENT, net                                      1,339,402
 1,396,319

OTHER NON-CURRENT ASSETS:
  Investments in supplier                                           10,500
 10,500
  Other assets                                          14,816      14,816


   Other non-current assets, net                                    25,316
 25,316

     Total assets                                             $  3,503,133













                                                                         $
  3,442,763



               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
                            BALANCE SHEETS
                 SEPTEMBER 30, 1999 AND JUNE 30, 1999
                 LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:                                          SEPT.
30, 1999    JUNE 30, 1999
             (unaudited)
                                                              (audited)
















Accounts payable $                                    912,535






                                                                       $699,751

Current portion of long-term debt and capital leases               91,743














      91,743


Accrued expenses payable                                          173,888














     160,565



     Total current liabilities                                  1,178,166














     952,059



NON-CURRENT LIABILITIES:

Deferred income taxes                                             202,670














     202,670


Long-term debt and capital leases, less current portion         1,333,838














   1,357,018



     Total non-current liabilities                              1,536,508














   1,559,688



        Total liabilities                                       2,714,674
 2,511,747

SHAREHOLDERS' EQUITY:

Common stock, $25 par value: 500,000 authorized;
     13,910 issued and 13,776 outstanding                         347,750














     347,750


Retained earnings                                                 444,059














     586,616


Less:  134 shares of treasury stock                               (3,350)














     (3,350)



     Total shareholders' equity                                   788,459














     931,016



        Total liabilities and shareholders' equity           $  3,503,133













                                                                               $
  3,442,763



               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                              UNAUDITED

           1999                                             1998



NET SALES AND GROSS REVENUE                                  $  3,374,994













                                                                               $
  3,463,358



COST OF SALES                                       2,683,118






                                                                    2,882,822


    Gross profit






                                                                         691,876
























                         580,536



SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES  858,855                                              818,419


OPERATING LOSS                                      (166,979)






                                                                    (237,883)


OTHER INCOME (EXPENSE):

    Other income, net                                              58,734














      59,128


    Interest expense                                             (34,312)














    (34,350)



     Loss before income tax benefit                             (142,557)














   (213,105)



INCOME TAX BENEFIT



    Net loss

                                                                     (142,557)







                                                                    (213,105)



RETAINED EARNINGS

    Beginning of period                                           586,616














   1,043,052



    End of period                                            $    444,059













                                                                               $
    829,947



Net (loss) earnings per common share                         $    (10.35)













                                                                               $
    (15.47)



               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
                       STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (UNAUDITED)

           1999                                             1998




CASH FLOWS FROM OPERATING ACTIVITIES:

















    Net loss     $                                        (142,557)

























                                                                    $(213,105)



    Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation                                                         68,169













       67,894



     Provision for uncollectible accounts receivable                     (4,000)














        -----


    Changes in assets and liabilities:
     Accounts receivable, net
 67,022      49,881
     Inventories                                          (122,832)

























                                                                      106,147



     Prepaid expenses                                                     27,038














       26,557



     Accounts payable                                                    212,783














     (22,775)



     Accrued expenses                                                     13,324














     (13,768)



        NET CASH PROVIDED BY OPERATING

        ACTIVITIES                                                       118,947














          831



CASH FLOWS FROM INVESTING ACTIVITIES:


    Additions to property and equipment                                 (11,252)














     (19,427)



     NET CASH USED BY INVESTING ACTIVITIES                              (11,252)














     (19,427)



CASH FLOWS FROM FINANCING ACTIVITIES:


    Repayment of long-term debt and capital leases                      (23,180)














     (32,235)




     NET CASH USED BY FINANCING ACTIVITIES                              (23,180)














     (32,235)




INCREASE (DECREASE) IN CASH                                               84,515














     (50,831)




CASH at beginning of year                                                430,619














      392,092




CASH at end of year                                                $     515,134













                                                                                      $
     341,261




               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.

                    NOTES TO FINANCIAL STATEMENTS
                              UNAUDITED

NOTE 1 - BASIS OF PRESENTATION.

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of September 30, 1999 and June 30, 1998 and the results of operations and cash flows for the three-month periods ending September 30, 1999 and September 30, 1998.

        The accounting policies followed by Farmers are set forth in
Note 1 to the financial statements in the 1998 Farmers Annual Report filed on Form 10-KSB, except for the following:

        COMPREHENSIVE INCOME   In the fiscal year 1999, the Company
adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributed to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements, or in the case of interim reporting, in the footnotes to the financial statements. For 1999 and for the quarters ended September 30, 1999 and 1998, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income
(loss) is the same as its net income (loss) for all periods presented.

        SEGMENT INFORMATION - Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into four segments, Grocery, MiniMart, Hardware and Feed. The following represents selected consolidated financial information for the Company's segments for the three months ended September 30, 1999 and 1998:

SEPTEMBER 30, 1999
Segment data     Hardware   Grocery MiniMart     Feed      Other
                                                 Total
Net Sales        57,513    2,679,052            461,790   105,935
                                                 70,704     3,374,994
Income (loss)    (92,721)    (125,799) 74,679     (11,052)  (12,336)
(142,557)
 from operations
Depreciation     25,473     29,560     7,655     2,333     3,148
                                      68,169


SEPTEMBER 30, 1998
Segment data     Hardware   Grocery MiniMart     Feed      Other
Total
Net Sales        92,535     2,881,653 328,548    107,056   53,566
3,463,358
Income (loss)    (129,192)  (96,056)  34,043     (33,374)  11,474
                                      (213,105)
    from operations
Depreciation     25,841     32,008    6,957      2,449     639
                                      67,894


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

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

        The Company's marketplace continues to expand and become more competitive with a stronger presence of K-Mart in the grocery market by offering grocery sales. Within the last 30 days, K-Mart has announced their intention to expand into grocery items for sale to its customers, particularly in the frozen foods area. While Management believes the Company's sales may be impacted by K-Mart's grocery expansion, it also believes the effect on the Company's business will be temporary, not to exceed 30-60 days, due to K-Mart customers' dissatisfaction with the congestion of the K-Mart store and K-Mart's lack of complete product lines. The survey conducted by Fleming Foods on August 30, 1999 showed that 47 percent of Deming residents shop Farmers as their first choice. This same survey shows that the Company's shoppers' average household income is considered low-income. Management is seeking to attract more middle and high-income customers by improving parking, lighting, and overall service to these shoppers. In response to the increased competition from K-Mart, the Company's goal is not only to increase the number of shoppers, but also to increase total dollars spent per shopper.

        The financial condition of the Company continues to weaken because of operating losses which continued through the first quarter of Fiscal 2000, but at a slower pace than it did during the same period in Fiscal 1999. Total assets grew $60,370 during the first quarter of the fiscal year ending June 30, 2000 ("Fiscal 2000"), primarily because of cash and inventory. Total liabilities grew $202,927 from increase in payables. Payables are current. Working capital ratios were 1.82 on September 30, 1999 and 2.12 on June 30, 1999. The decrease in the Company's working capital ratio is significant, and to address the issue, Management is considering the sale of non-income producing assets and/or bank refinancing of long-term debt to lower monthly debt service. The Company does not expect changes in its overall debt and is striving to meet short-term cash requirements from daily revenues. Margin pricing and inventory shrink are being monitored to improve cash flow.

RESULTS OF OPERATIONS

        Total sales for first quarter of Fiscal 2000 were $88,364 less than the same period in Fiscal 1999. This drop is principally a result of the relocation of the "True Value" hardware store to a much smaller location. The hardware store was moved from its previous 40,000 square-foot location to its current 7,000 square-foot location. This decrease is also partly attributed to a drop in feed store sales. The cattle industry in the Southern New Mexico area experienced a drought in 1998 which caused ranchers to purchase supplemental feed. No such drought occurred during the same period in 1999.

        While the Company incurred a net operating loss of approximately $142,557 in the first quarter of Fiscal 2000, the loss was $70,548 less than the Company incurred during the first quarter of the previous year. Management has set goals for each department of the Company to increase revenue and decrease expenses in an effort to eliminate this loss by year-end. Management anticipates its goals can be accomplished by improving shrink control, better margin controls, improved sales and cost controls.

        The Company is continuing to monitor its hardware store, clothing store and feed operations which have historically been its biggest drains on revenue. Management is striving to settle its K-Mart lawsuit out of court which, upon settlement, will save the Company potentially $110,000 per year.

        Future results from operations may differ from opinions expressed by management in the above Management Discussion and Analysis.

YEAR 2000 DISCLOSURE

        The Year 2000 Terminology describes the possible effect of the millennium date rollover on computer processor systems and their software. A review of all company computer systems has been conducted to identify any possible Year 2000 related problems.

        Based upon the findings of this review, necessary steps to correct any problems have been implemented. The majority of these steps are complete at this time, and all steps will be completed no later than November 30, 1999. The following is a summary of the steps instituted by the company to assure it's own compliance with the Year 2000 problem and their current status: (1) Completed the updating of existing management information systems using software and operating system fixes; (2) Replaced data systems that cannot be updated with software with Year 2000 compatible systems, consisting of replacing a total of eight (8) operating systems of which seven
(7) have been replaced to date (the last system will be replaced by November 30, 1999). Based on the corrective and remedial measures the Company has taken to date, it is Management's opinion that the Year 2000 issue should pose no significant operational problems for its information or data processing systems

        The total cost of these updates and installations, including labor and equipment, is estimated at $8,500. All costs have been incurred as of this date with the exception of approximately $1400 in labor costs which will be incurred by November 30, 1999.

        The Company has also taken steps to insure that its suppliers and other third parties with which it regularly deals are also Year 2000 compliant. The Company has completed a file containing statements from all of the Company's major suppliers, explaining what each supplier has accomplished to ensure that their respective companies are Year 2000 compliant. Based upon its review of this information, Management of the Company is confident that its suppliers have sufficiently addressed all Year 2000 issues.

        Despite the Company's belief that the Year 2000 will pose no significant operational problems, the Company has formulated a plan of action to address a "worst case scenario." This plan will allow the Company to continue to operate despite any unforseen problems. The Company has made arrangements to use alternate sources of power to run its equipment in the event of a power outage. The Company has also arranged for alternate suppliers to supply any needed product in the event one of its own suppliers is not able to supply adequately its needs during the Year 2000 time period. The appropriate personnel will also be available to troubleshoot any unforseen problems that may arise during this period. The Company does not feel that any increase in stock level will be necessary as a safety measure.

        The Company does not anticipate it will experience any lost revenue as a result of any problems with the Year 2000 problem.



                               PART II

ITEM 1.         LEGAL PROCEEDINGS.

UNDERGROUND STORAGE TANK

        The Company has sold gasoline to the public at its convenience store for many years. Prior to fiscal year 1996, the Company leased tanks from the Kipp Family of Lordsburg, New Mexico. During the 1996 fiscal year, the leased tanks were removed and replaced with tanks that the Company owns, at which time it was determined that there had been some leakage from one of the leased tanks. The Company believed that the amount of leakage and corresponding contamination may have been minimal because the hole was at the top of the tank and leakage would only have occurred when the tank was full. The New Mexico Environment Department (the "Department") instituted a remedial action against the owner of the tank. The Company has taken all necessary efforts to contact the Department to determine the status of their investigation but have not been given any new information. It remains unclear what the results of the investigation may reveal as far as the significance of the damage. Furthermore, it is unclear how extensive or costly the remedial measures imposed by the Department may be.

        While the Department has not required any action from the Company, the Company could have liability based on its status as an "operator" under the New Mexico Underground Storage Tank regulations. If it chooses to assess any liability against the Company, the Company will vigorously pursue a claim for indemnity against the owner of the tank. If the Company is determined to be in compliance with the regulations, it will also qualify for reimbursement from a "corrective action fund" established under the State Groundwater 'Protection Act, which would potentially pay all but $10,000 of the Company's remediation expenses. At this time, the Company has not sought or received a determination that it qualifies for reimbursement from the fund. The State has no obligation to reimburse parties if claims exceed the amount available in the fund. The Department has represented to the Company that the amount of the fund at the time of this filing was approximately five million dollars.

K-MART LEASE

        On August 30, 1999, K-Mart Corporation ("K-Mart") filed suit in the 6th Judicial District Court of New Mexico in Luna County against Farmer's claiming an unspecified amount of damages for the Company's default on a lease of a 40,000 square foot building, parking areas, and associated grounds totaling 13.76 acres. K-Mart is seeking damages in an unspecified amount which shall be composed of rents due, incidental and consequential damages, pre- and post-judgement interest and such other relief as the court deems just and proper. At this time, Farmer's has filed its answer to the suit claiming that K-Mart has failed to mitigate its damages and denying certain allegations. The Company is actively seeking a prompt settlement.

        On May 3, 1995, the Company entered into an Assignment of Lease with K-Mart (the "Lease") for the above described building and surrounding areas to be used to house Farmer's True Value Hardware. The term of this lease was from December 31, 1995 to November 30, 2002 and the rental rate was $9,166.67 per month. Farmer's took possession of this building January 1996.

        The Company occupied the premises and paid the rent on the Lease through September 1998. In part due to cash flow problems and in part due to Management's desire to control expenses, Farmer's chose to vacate the premises and suspend rental payments on the Lease in October 1998. The elimination of this rental expense would save the Company an estimated $110,000 per year, but there can be no assurance of the Company's ability to settle this lawsuit for less than the Lease requires to be paid.

ITEM 4.         MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS.

        Only one item has been submitted to a vote of the shareholders of the Company during the first Quarter. On October 27, 1999, at the Annual Meeting of the Shareholders of the Company, the Shareholders voted to approve Jones & Company, Certified Public Accountants in El Paso, Texas, as the Company's accountant representative and auditor for the Company's current fiscal year. A total of 4,313.07 shares were voted for the approval the Accountants. There were no votes against or withheld and no abstentions or broker non-votes.

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

        Dated:  November 14, 1999.

                                             MIMBRES VALLEY FARMERS
                                             ASSOCIATION, INC.



                          By_/s/ Dean Stovall________
                                Dean Stoval
                                Chief Executive Officer and
                                General Manager
                                (Authorized Representative)

                          By_/s/ Kim Harrington______
                                Kim Harrington
                                Chief Financial Officer and
                                Controller
                                (Principal Financial Officer)

                          INDEX TO EXHIBITS


Exhibit No.     Description of Exhibits

3(i)            Articles of Incorporation (aa)

3(ii)           Bylaws (aa)

27              Financial Data Schedule *



(aa)    Incorporated by reference to the Company's Registration
        Statement on Form S-1.

* Filed Herewith