Form 10KSB/A
period 1999-06-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1999-11-17
CIK 781889

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-KSB/A
                          (AMENDMENT NO. 1)

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

                    NEW MEXICO
                              85-0054230


    (State or other jurisdiction of incorporation or organization)
          (I.R.S. Employer Identification  No.)

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

INFORMATION TO BE INCLUDED IN THE REPORT

THE INFORMATION CONTAINED IN THIS FORM 10-KSB/A AMENDS, MODIFIES AND SUPERCEDES IN ITS ENTIRETY THE INFORMATION CONTAINED IN THE
COMPANY'S FORM 10-KSB DATED SEPTEMBER 28, 1999.


ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH
               SECTION 16(A) OF THE EXCHANGE ACT.

       The directors of the Company are as follows:

NAME              AGE         POSITION DIRECTOR SINCE  TERM EXPIRES

Jim T. Hyatt      47       Director        1993            2001
William R. Johnson, III 49 Director        1993            2001
Shelby Phillips, III   57  Director        1999            2001
Gary Shiflett     40       Director        1997            2001
Leone Anderson    6        Director        1997            2000
James E. Keeler   66       Chairman of     1968            2000
                           the Board
                           and President
Douglas Tharp  79          Director        1973            2000

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

                      SUMMARY COMPENSATION TABLE

>CAPTION>
NAME AND PRINCIPLE      FISCAL YEAR SALARY   BONUS     OTHER ANNUAL
POSITION                                               COMPENSATION*

                       1999       $18,245   n.a.      n.a.
Dean Stovall           1998        n.a.     n.a.      n.a.
  General Manager      1997        n.a.     n.a.      n.a.
  and Chief Executive Officer

Gary S. Carter         1999       $38,558   n.a.      n.a.
Former General Manager 1998       $60,000   n.a.      n.a.
 and Chief Executive   1997       $18,461   n.a.      n.a.

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

NAME AND ADDRESS                    AMOUNT AND NATURE OF         PERCENT
BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(1)(2)   OF ISSUED
                                                                 OUTSTANDING
                                                                 COMMON
                                                                 STOCK

Leone Anderson                            11 shares(3)             *
   P.O. Box 175
   Deming, N.M. 88031
Jim T. Hyatt                              28 shares                    *
   11850 Uvas Valley Rd. N.E.             286 shares(4)             2.08%
    Deming, N.M. 88030
William R. Johnson, III                   55.5 shares               *
    P.O. Box 468
    Columbus, N.M. 88029
James E. Keeler                           240 shares                1.74%
    125 Solana Rd. S.W.
    Deming, N.M. 88030
Gary Shiflett                             4 shares                  *
    H.C. 66, Box 32B
    Deming, N.M. 88030
Shelby Phillips, III                      92 shares                 *
    P.O. Box 2089                         15 shares (5)
    Deming, N.M. 88031
Douglas Tharp                             240 shares(5)             1.74%
    1615 Solana Road S.W.
    Deming, N.M. 88030
Dean Stovall                              0 shares                     0%
Kim Harrington(6)                         0 shares                     0%

All directors and executive officers  971.5 shares                  7.05%
                       ________________________
  *Less than one percent

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

             Dated:  November 17, 1999.




                                        MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                               By_/s/ Dean Stovall________
                                                      Dean Stoval
                                                  Chief Executive Officer
                                                  and General Manager
                                                  (Duly Authorized
                                                  Representative)