Form 10QSB/A
period 1999-09-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 1999-11-17
CIK 781889

U.S.SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                            FORM 10-QSB/A
                          (Amendment No. 1)


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

THE INFORMATION CONTAINED IN THIS FORM 10-QSB/A AMENDS, MODIFIES AND SUPERCEDES IN ITS ENTIRETY THE INFORMATION CONTAINED IN THE
COMPANY'S FORM 10-QSB DATED NOVEMBER 14, 1999.


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

SEPTEMBER 30, 1999
Segment data     Hardware   Grocery MiniMart     Feed      Other
                                                 Total
Net Sales        57,513     2,679,052            461,790   105,935
                                                           70,704
                                                            3,374,994
Income (loss)    (92,721)   (125,799)            74,679    (11,052)
                                                 12,336     (142,557)
 from operations
Depreciation     25,473     29,560     7,655     2,333     3,148
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