Form 10QSB
period 1999-12-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2000-03-03
CIK 781889

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.



                    Commission File Number 0-13963


               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
        (Exact name of registrant as specified in its charter)


NEW MEXICO   85-0054230
(State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification No.)


            811 South Platinum, Deming, New Mexico  88030
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

                            BALANCE SHEET

                 DECEMBER 31, 1999 AND JUNE 30, 1999

                                ASSETS



                    DEC. 31, 1999             JUNE 30, 1999
CURRENT ASSETS:
                        (UNAUDITED)              (  AUDITED  )
 Cash and equivalents       $   260,704                 $      430,619
Accounts receivable, net of allowance for doubtful
       accounts of $4,000 and $25,000
      Trade                      84,405                         181,895
      Related parties                                         6,097
      Other                       4,398                           4,737
  Inventories                 1,233,819                       1,065,245
      Prepaid expenses            53,293                          93,078
      Note receivable - supplier  36,156                          36,156
      Deferred income tax asset  203,301                         203,301

         Total current assets  1,876,076                       2,021,128


PROPERTY AND EQUIPMENT, net    1,370,273                     1,396,319

OTHER NON-CURRENT ASSETS:
       Investments in supplier    10,500                        10,500
       Other Assets               14,816                        14,816

   Other non-current assets, net  25,316                        25,316

           Total assets    $   3,271,665                     $3,442,763

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.

                            BALANCE SHEET

                 DECEMBER 31, 1999 AND JUNE 30, 1999
                 LIABILITIES AND SHAREHOLDERS' EQUITY




                             DEC. 31, 1999               JUNE 30, 1999
CURRENT LIABILITIES:
                                (UNAUDITED)                (  AUDITED  )
  Accounts payable            $   822,715                   $   699,751
  Current portion of long          89,296                        91,743
    term debt and capital leases
  Accrued expenses                 120,741                      160,565

Total current liabilities        1,032,752                      952,059

NON-CURRENT LIABILITIES:

      Deferred income taxes         202,670                     202,670
      Long-term debt and
         capital leases,
         less current portion     1,319,646                   1,357,018

        Total non-current         1,522,316                   1,559,688
          liabilities
            Total liabilities      2,555,068                  2,511,747

SHAREHOLDERS' EQUITY:

    Common stock, $25 par value;
     500,000 authorized;13,910
     issued and 13,776 outstanding   347,750                   347,750
    Retained earnings                372,197                   586,616
       Less:  134 shares
       of treasury stock             (3,350)                    (3,350)

       Total shareholder's equity    716,597                    931,016

         Total liabilities
         and shareholder's equity  $3,271,665             $    3,442,763

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                             (UNAUDITED)


                             SIX MONTHS         SIX MONTHS

                                 ENDED                 ENDED

                          DEC. 31, 1999     DEC. 31, 1998
NET SALES AND GROSS REVENUE     $6,919,226      $ 6,835,514

COST OF SALES                    5,524,842        5,374,629

     Gross profit                1,394,384        1,460,885

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES      1,630,503        1,620,420

OPERATING LOSS                   (236,119)         (159,535)

OTHER INCOME (EXPENSE)

    Other income, net              96,769           137,682
    Interest expense             (75,069)          (75,720)
     Loss before
      income tax benefit        (214,419)          (97,573)

INCOME TAX BENEFIT

     Net Loss                   (214,419)           (97,573)

RETAINED EARNINGS

    Beginning of period          586,616           1,043,052

    End of period            $   372,197         $   945,479

Net loss per common share        (15.56)         $      (7.08)


               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.

                       STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                             (UNAUDITED)

                             SIX MONTHS        SIX MONTHS

                                ENDED                  ENDED

                            DEC. 31, 1999       DEC. 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss            $       (214,419)      $      (97,573)

    Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation                136,231               139,265
     Provision for
       uncollectible accounts
       receivable                 (4,000)
     Changes in assets and liabilities:
        Accounts receivable, net  107,926              37,427
     Inventories                 (168,574)             158,399
     Prepaid expenses              39,785               52,851
     Accounts payable             122,964               39,499
     Accrued expenses             (39,824)              (1,632)

        NET CASH PROVIDED BY
        OPEARTING ACTIVITIES      (19,911)             328,236

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property
       and equipment             (110,185)            (22,749)
    net increase (decrease)
      in investment in supplier                          (800)

       NET CASH USED BY INVESTING(110,185)            (23,549)
        ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term
      debt and capital leases      (39,819)           (48,334)

        NET CASH USED BY FINANCING (39,819)            (48,334)
         ACTIVITIES

INCREASE (DECREASE) IN CASH       (169,915)             256,353

CASH at beginning of year          430,619              392,092

CASH at end of year          $     260,704          $   648,445

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.

                    NOTES TO FINANCIAL STATEMENTS
                              UNAUDITED

NOTE 1 - BASIS OF PRESENTATION.

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of December 31, 1999 and June 30, 1999 and the results of operations and cash flows for the six-month periods ending December 31, 1999 and December 31, 1998.

       The accounting policies followed by Farmers are set forth in
Note 1 to the financial statements in the 1998 Farmers Annual Report filed on Form 10-KSB, except for the following:

       COMPREHENSIVE INCOME   In the fiscal year 1999, the Company
adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributed to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements, or in the case of interim reporting, in the footnotes to the financial statements. For 1999 and for the quarters ended December 31, 1999 and 1998, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income
(loss) is the same as its net income (loss) for all periods presented.

       SEGMENT INFORMATION - Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into four segments, Grocery, MiniMart, Hardware and Feed. The following represents selected consolidated financial information for the Company's segments for the six months ended December 31, 1999 and 1998:

DECEMBER 31, 1999
Segment data   Hardware    Grocery    Mini-Mart Feed    Other     Total
Net Sales     147,200     5,381,738  948,292    292,516 149,480   6,919,226
Income (loss)
 From Operations(85,459)   (273,192) 169,676   (33,643)   8,199    (214,419)
Depreciation     36,328      75,024   18,356     5,175    1,348      136,231

DECEMBER 31, 1998
Segment data    Hardware   Grocery     Mini-Mart   Feed  Other       Total
Net Sales       192,435    5,627,273   657,543   224,534  133,729    6,835,514
Income (loss)
 from Operations(228,756)    152,757    11,419   (75,434)  42,441    (97,573)
Depreciation     53,839       64,743    14,067     5,017    1,599     139,265

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

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

       The financial condition of the Company continues to weaken. The Company experienced an operating loss of approximately $215,000 during the first two quarters of the 2000 fiscal year ("Fiscal 2000"), compared to an operating loss of approximately $98,000 during the same six month period of the 1999 fiscal year ("Fiscal 1999"). Stockholder equity decreased approximately $214,000 during the first two quarters of Fiscal 2000 to approximately $717,000 at December 31, 1999, from approximately $931,000 at June 30, 1999. Total assets decreased by approximately $171,000 during the first two quarters of Fiscal 2000, primarily because of decreases in cash ($170,000), prepaid expenses ($40,000) and trade accounts receivable ($98,000) which was partially offset by the approximately $169,000 increase in inventories. Total liabilities increased approximately $43,000 during the first two quarters of Fiscal 2000 primarily because of an increase in accounts payable of approximately $123,000 which was partially offset by decreases in accrued expenses of $40,000 and long term debt of $37,000. Although loan payments have been made timely during the first two quarters of Fiscal 2000, working capital ratios decreased to 1.82 at December 31, 1999 from
2.12 at June 30, 1999. The decreases in the Company's working capital ratio and cash reserves are significant, and to address the issue, Management is considering the sale of a 5.0 acre tract of real property located in southern New Mexico to generate additional cash of approximately $150,000. The Company does not expect changes in its overall debt and is striving to meet short-term cash requirements from daily revenues. Margin pricing and inventory shrink are being monitored to improve cash flow.

RESULTS OF OPERATIONS

       Total sales for the first two quarters of the Fiscal 2000 were approximately $84,000 more than the same period in the Fiscal 1999. The sales for each of these two six-month periods include the Company's traditionally strong sales for the second quarter of the Company's fiscal year, which includes the Thanksgiving and December holidays.

       The Company incurred a net operating loss of approximately $214,000 in the first two quarters of Fiscal 2000, which loss was approximately $117,000 greater than the Company incurred during the first two quarters of Fiscal 1999. Management believes the principal reasons for the increased loss in spite of the sales increase are high losses due to shrink and low gross profit margins because cost of sales increased from 78.6 percent of sales to 79.85 percent of sales during the first two quarters of Fiscal 1999. To address the shrinking gross profit margins, Management has ordered a five percent across the board retail price increase. If Management's belief that sales volume will not be adversely affected by the price increase is correct, the price increase should generate approximately $57,000 per month in additional revenue to the Company beginning in March 2000.
       Management believes losses due to shrink are way above industry standards so Management has placed one employee in charge of shrink control. All vendors and employees will be monitored for possible delivery discrepancies and theft. Management has ordered a physical inventory count to be taken in April 2000.

       Management has set goals for each department of the Company to increase sales and decrease expenses in an effort to eliminate losses by year-end. Management anticipates its goals can be accomplished by improving shrink control, increased prices and better margin controls, improved sales and cost controls. Due to high losses in the Deli area, Management has initiated a change in menu and a reduction in staff from eight employees to four by the end of February 2000.

       The Company's marketplace continues to become more competitive. During the last three months ended December 31, 1999, K-Mart's Deming store has expanded into grocery sales, particularly in the frozen foods area. Management believes the Company's sales were impacted, but not materially, by K-Mart's entry into the grocery market. A survey conducted by Fleming Foods on August 30, 1999 showed that while 47 percent of Deming residents shop Farmers as their first choice, the Company's shoppers' average household income is considered low-income. Management continues to seek to attract more middle and high-income customers by improving parking, lighting, and overall service to these shoppers. In response to the increased competition from K-Mart, the Company's goal is not only to increase the number of shoppers, but also to increase total dollars spent per shopper. Local economic conditions in the Deming area have also contributed to the Company's losses. The Company's market area has experienced 30 to 35 percent unemployment during the last six months. This has severely impacted household disposable income and the Company's sales.

       Management has made an offer to K-Mart to settle the Company's lawsuit with K-Mart. While Management has attempted to elicit a response to its settlement offer, K-Mart has not responded
to date.   On December 31, 1999, Management stopped its monthly
expense accrual of $9,166.67 relating to the K-Mart lease because the Company's Management and legal counsel for this lawsuite believe K-Mart's damages for unpaid rentals have been capped at that time as a result of K-Mart's consummation of the sale of the building to Luna County on such date. See "Legal Proceedings" below.

YEAR 2000 READINESS DISCLOSURE

       The Year 2000 Terminology ("Y2K") describes the possible effect of the millennium date rollover on computer processor systems and their software. Management conducted a review of all Company computer systems prior to December 31, 1999 to identify any possible Year 2000 related problems. Based upon the findings of the review, Management took necessary action to correct any problems.
In the last quarter of 1999, Management completed all remedial measures by replacing the Company's final noncompliant operating system. Based on the corrective and remedial measures taken by the Company prior to December 31, 1999, Management believes that the Year 2000 issue did not, and in the future will not, pose any significant operational problems for its information or data processing systems.

       The total cost of the Company's Year 2000 updates and installations, including labor and equipment, was $15,250, and the Company incurred $12,625 of such costs on labor and equipment in the second quarter of Fiscal 2000.

       The Company did not experience any delivery delays or shortages from its principle suppliers. Management believes that the losses it incurred in the first six months of Fiscal 2000 were not attributable to any Year 2000 related issues.

                               PART II

ITEM 1.        LEGAL PROCEEDINGS.

K-MART LEASE

       On August 30, 1999, K-Mart Corporation ("K-Mart") filed suit in the 6th Judicial District Court of New Mexico in Luna County against Farmer's claiming an unspecified amount of damages for the Company's default on a lease of a 40,000 square foot building, parking areas and associated grounds totaling 13.76 acres. K-Mart is seeking damages in an unspecified amount which shall be composed of rents due, incidental and consequential damages, pre- and post-judgement interest and such other relief as the court deems just and proper. At this time, Farmer's has filed its answer to the suit claiming that K-Mart has failed to mitigate its damages and denying certain allegations and Management of the Company is actively seeking a prompt settlement. On October 18, 1999, the Company made an offer to settle the case, but K-Mart has not responded to the Company's settlement offer to date.

       On May 3, 1995, the Company entered into an Assignment of Lease with K-Mart (the "Lease") for the above described building and surrounding areas to be used to house Farmer's True Value Hardware. The term of the Lease was from December 31, 1995 to November 30, 2002, and the rental rate was $9,166.67 per month. Farmer's took possession of this building January 1996.

       The Company occupied the premises and paid the rent on the Lease through September 1998. In part due to cash flow problems and in part due to Management's desire to control expenses, Farmer's chose to vacate the premises and suspend rental payments on the Lease in October 1998. The elimination of this rental expense would save the Company an estimated $110,000 per year, but there can be no assurance of the Company's ability to settle this lawsuit for less than the Lease requires to be paid. On December 31, 1999, the building was sold to Luna County. At that time, Management stopped its monthly expense accrual of $9,166.67 relating to the K-Mart lease, because the Company's Management and legal counsel for this lawsuit believe K-Mart's damages for unpaid rent on the Lease were capped on such date because of the consummation of the sale of the building. See "Results of Operations."

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

       Dated:  February 28, 2000.

                                             MIMBRES VALLEY FARMERS
                                             ASSOCIATION, INC.


                              By    /s/ Dean Stovall
                                     Dean Stovall
                                     Chief Executive Officer and
                                     General Manager
                                     (Authorized Representative)


                              By    /s/ Kim Harrington
                                     Kim Harrington
                                     Chief Financial Officer and
                                     Controller
                                     (Principal Financial Officer)

                          INDEX TO EXHIBITS


Exhibit No.    Description of Exhibits

3(i)           Articles of Incorporation (aa)

3(ii)          Bylaws (aa)

27             Financial Data Schedule *

(aa)   Incorporated by reference to the Company's Registration
       Statement on Form S-1.

* Filed Herewith