Form 10QSB
period 2000-03-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2000-05-25
CIK 781889

U.S.SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-QSB


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.



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

        As of March 31, 2000, 13,776 shares of Common Stock of
Mimbres Valley Farmers Association, Inc. ("Farmers" or the
"Company") were outstanding.


        Transitional small business disclosure format:  Yes     No X

                    PART I:  FINANCIAL INFORMATION

                    ITEM 1:  FINANCIAL STATEMENTS

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
                   MARCH 31, 2000 AND JUNE 30, 1999
                                ASSETS

             MARCH 2000                                 JUNE 1999
CURRENT ASSETS:  (UNAUDITED) (AUDITED)

Cash and equivalents                                         $
237,142      $    430,619
Accounts receivable, net of allowance for doubtful accounts
  of $4,000 and $25,000
   Trade         70,217
186,632
   Related parties
5,463                 6,097
  Inventories
1,089,832      1,065,245
  Prepaid expenses
  73,350    93,078
  Note receivable supplier
  27,117    36,156
  Deferred income tax asset
203,301        203,301

   Total current assets
1,706,422      2,021,128

PROPERTY AND EQUIPMENT, net
1,312,658     1 ,396,319

OTHER NON-CURRENT ASSETS:

  Investments in supplier
 10,500        10,500
  Other Assets           14,815
14,816

   Other non-current assets, net
 25,315         25,316


     Total assets                                             $
3,044,395      $3,442,763

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
                   MARCH 31, 2000 AND JUNE 30, 1999
                 LIABILITIES AND SHAREHOLDERS' EQUITY


        MARCH 2000                                            JUNE 1999
CURRENT LIABILITIES:
(UNAUDITED   (AUDITED)


    Accounts payable                                         $
891,261      $  699,751
    Current portion of long-term debt and capital leases
85,673            91,743
    Accrued expenses payable
135,310      160,565


     Total current liabilities
1,112,244             952,059

NON-CURRENT LIABILITIES:

    Deferred income taxes
202,670      202,670
    Long-term debt and capital leases, less current portion
1,291,230          1,357,018

     Total non-current liabilities
1,493,900         1,559,688

        Total liabilities
2,606,144          2,511,747

SHAREHOLDERS' EQUITY:

    Common stock, $25 par value: 500,000 authorized;
     13,910 issued and 13,776 outstanding
347,750                                                      347,750
    Retained earnings
93,851                                                       586,616
    Less:  134 shares of treasury stock
(3,350)            (3,350)

     Total shareholders' equity
438,251     931,016

        Total liabilities and shareholder's equity           $
3,044,395      $    3,442,763

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                              UNAUDITED


            NINE MONTHS ENDED                    NINE MONTHS ENDED
                MARCH  2000                          MARCH 1999

NET SALES AND GROSS REVENUE                      $         9,970,459
             $  9,972,530

COST OF SALES    8,126,208                        7,872,992

    Gross profit                                  1,844,251
             2,099,538

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES     2,387,638                            2,331,399

OPERATING LOSS    (543,387)                        (231,861)

OTHER INCOME (EXPENSE):

    Other income, net                                 150,437
                   203,269
    Interest expense                                  (99,815)
                  (110,813)

     Loss before income tax benefit                 (492,765)
                  (139,405)

INCOME TAX BENEFIT (EXPENSE)                                      -


    Net (loss) income                            $
(492,765)            $                            (139,405)

RETAINED EARNINGS:

    Beginning of the period                           586,616
                1,043,052

    End of the period                            $
93,851           $                                 903,647

Net loss per common share                        $
(35.77)          $                                   (10.12)

               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.
                       STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                              UNAUDITED


             NINE MONTHS ENDED                       NINE  MONTHS ENDED
                MARCH 31, 2000                          MARCH 31,
1999
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss     $                                   (492,765)  $
                     (139,405)

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation and amortization                       204,293
                                                        213,053

Changes in assets and liabilities:
    Accounts receivable                                  126,087
                        17,389
    Inventories                                         (24,587)
                      132,374
    Prepaid expenses                                      19,726
                       (25,943)
    Accounts payable                                    191,513
22,070
    Accrued expenses                                     (25,255)
                                                        (20,949)

    Net cash provided (used) by operating activities
          ( 988)                     198,589

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property and equipment, net            (120,630)
                                                        (33,026)
    Decrease in investment in supplier
                  0
      15,600

     Net cash used by investing activities
    (120,630)                     (17,426)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term debt and capital leases
      (71,859)                       (70,903)

    Net cash used by financing activities
      (71,859)                       (70,903)

INCREASE (DECREASE) IN CASH                             (193,477)
                                                     110,260

Cash at beginning of period
     430,619                     392,092

Cash at end of period                                $
237,142               $                                 502,352



               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                         D.B.A. FARMERS, INC.

                    NOTES TO FINANCIAL STATEMENTS
                              UNAUDITED

NOTE 1 - BASIS OF PRESENTATION.

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of March 31, 2000 and June 30, 1999 and the results of operations and cash flows for the nine-month periods ending March 31, 2000 and March 31, 1999.

       The accounting policies followed by Farmers are set forth in
Note 1 to the financial statements in the 1998 Farmers Annual Report filed on Form 10-KSB, except for the following:

       COMPREHENSIVE INCOME   In the fiscal year 1999, the Company
adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributed to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements, or in the case of interim reporting, in the footnotes to the financial statements. For 1999 and for the quarters ended March 31, 2000 and 1999, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.


       SEGMENT INFORMATION   Effective December 31, 1998, the
Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into four segments, Grocery, MiniMart, Hardware and Feed. The following represents selected consolidated financial information for the Company's segments for the nine months ended March 31, 2000 and 1999:

March 31, 2000
Segment data     Hardware       Grocery Feed       MiniMart  Other
Total
Net sales        227,834        7,605,779          443,827
1,431,082   261,937     9,970,459
Income (loss)
     from operations    (81,365)  (325,309)        (96,816)
1,820    8,905     (492,765)
Depreciation      54,906          111,659             7,348
27,968    2,412   204,293

March 31, 1999
Segment data     Hardware       Grocery Feed       MiniMart  Other
Total
Net sales        281,785        8,177,286          357,243   965,298
 190,918 9,972,530
Income (loss)
     from operations       (334,269)        42,705 (83,274)  246,527
(11,094)    (139,405)
Depreciation                   79,055        41,364    5,140
14,646           72,848    213,053

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

       This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words like "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

       The financial condition of the Company continues to weaken. The Company experienced an operating loss of $492,765 for the first three quarters of the 2000 fiscal year ("Fiscal 2000"), compared to an operating loss of $139,405 for the same nine-month period of the 1999 fiscal year ("Fiscal 1999"). Approximately $300,000 of this loss is due to inventory write downs occurring after the April 2000 physical inventory count. The Company's operating loss in March was $17,725 excluding the effects of inventory write downs. Management elected to recognize the full inventory write down in March so the last quarter of Fiscal 2000 could more realistically reflect current operating performance. Since the end of the third quarter of Fiscal 2000, the Company has experienced a change in Management with the resignation of Dean Stovall as Chief Executive Officer and General Manager. See Item 5, Other. Interim Management is currently consolidating certain of the Company's unprofitable operations which Management expects will have the effect of operating at breakeven or realizing a small profit in the next quarter.

       Shareholder equity decreased approximately $492,765 during the first three quarters of Fiscal 2000 to a critical level of $438,251 at March 31, 2000 from approximately $931,000 at June 30, 1999. Cash decreased by $193,477 for the nine months ended March 31, 2000, compared to an increase of $110,260 for the same period in the prior fiscal year. Receivables decreased $116,415 during this same nine-month period. Accounts payable increased $191,510 to $891,261 at March 31, 2000 from $699,751 at June 30, 1999. The changes in cash, receivables and accounts payable account for the $492,765 decrease in owner equity. Management has elected to sell a five-acre tract of land in order to generate approximately $125,000 to $150,000 additional cash based on an independent appraisal of the tract completed in March 2000.

       While the Company has made its debt payments timely to date, the Company's bank loan will mature January 2001. Management expects it will be difficult to renew this loan based on the current conditions at the Company. Management will contact Wamco XXVIII Ltd who purchased note from Wells Fargo Bank concerning possibility of refinancing the note with them. Also, currently Management is consolidating the Company's checking accounts and plans to move them to First Savings Bank in New Mexico. Management has discussed the possibility of refinancing the note with First Savings Bank and has received a tentative positive response; however, due to the changes in Management, this has not been completed. Partially in anticipation of discussions regarding refinancing, Management is focusing on returning the Company to profitability over the next six months. Management increased pricing five percent across the board on its food items effective April 24, 2000, so this increase has only recently been reflected in the financial condition of the Company. Shrink control continues to be a major concern and focus of Management. Management continues to seek and employee to be responsible for monitoring and controlling shrinkage. The current General Manager is looking for an individual to perform these functions. Currently, it appears that shrink is costing the Company $40,000 per month above normal expectations.

RESULTS OF OPERATIONS

       Total sales for the first three quarters of Fiscal 2000 increased approximately $2,000 over the same period for Fiscal 1999.
 Segment reporting shows hardware sales decreased $53,951during the nine months ended March 31, 2000 compared to the same period of 1999 principally because the Company was liquidating hardware inventory in March of 1999. Therefore, the number was inflated for the nine months ended March 31,1999. Hardware sales for the month of March 2000 are double what they were in July 1999. Sales are currently averaging $40,000 per month. It is expected that results from hardware operations during April 2000 were at close to breakeven before the allocation of general and administrative costs.

       Grocery is the only other segment to show a decline in sales decreasing $571,507 during the nine months ended March 31, 2000 from the same period of 1999. Approximately $300,000 of this decrease is attributable to the inventory write down. Management increased grocery prices by five percent in the month of March, which, if item sales volume remain constant, should improve the Company's gross profits by approximately $35,000 per month. Management attributes the decrease in grocery sales to poor local economic conditions in 1999 and 2000 evidenced by a 30 percent unemployment rate in the Company's Deming, New Mexico trade area, as well as the increased competition caused by the Deming K-Mart's expansion into grocery sales.

       Feed store sales increased $86,584 during the nine months ended March 31, 2000 over the same period of 1999, but the feed store incurred a $96,816 loss during this period. These losses are due to the sale of damaged products below cost. A large amount of inventory was infected with weevils in the third quarter and the Company was forced to sell much of the inventory at substantially reduced prices. The new Manager of the feed store has better quality controls in place, and Management believes the feed store should return to breakeven or to profitability in the last quarter of 2000.

       Mini Mart sales increased $465,784 during the nine months ended March 31, 2000 over the comparable period of 1999. While profits decreased $244,707, this is due to an increased allocation of administrative costs to Mini Mart operations.

       Sales and net profits from the Other segment, which includes the clothing store and administrative reserves, improved $71,019 and $20,000, respectively, during the nine months ended March 31, 2000 from the comparable period of 1999.

       Management's goals, which were summarized in last quarter's
Report on Form 10-QSB, are being reviewed monthly by the Company's
Board of Directors. Departments are being evaluated as to their future viability. With the latest physical inventory of April 8, 2000, Management now believes the Company has an accurate inventory.
 The current challenge is to control shrink and other costs and maintain or increase sales volumes sufficiently to return to profitability the Grocery segment and and the Company's other segments. This should enable the Company to raise enough cash to keep payables current for the next six months and to renew the Company's Bank loan in January 2001. During the remaining months of 2000, the Company should start showing a profit due to higher seasonal sales.

       Management has made an offer to K-Mart to settle the Company's lawsuit with K-Mart. While Management has attempted to elicit a response to its settlement offer, K-Mart has not responded to date.

                               PART II


ITEM 5. OTHER.

       On May 13, 2000, Dean Stovall resigned as Chief Executive Officer and General Manager of Mimbres Valley Farmers Association,
Inc.     The resignation of Dean Stovall was  due to personal
reasons and were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The Company is in the process of searching for candidates to replace the position of Chief Executive Officer and General Manager of Mimbres Valley Farmers Association, Inc. In the interim, Mr. Shelby Phillips has been acting as the Interim General Manager of the Company.

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

       Dated: May 24, 2000.

                                   MIMBRES VALLEY FARMERS
                                                     ASSOCIATION, INC.



                              By     /s/ Shelby Phillips
                                   Shelby Phillips
                                   Acting General Manager
                                   (Authorized Representative)


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