Form 10KSB
period 2000-06-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2000-10-11
CIK 781889

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 2000


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

     Check  whether  the  issuer  (l)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes. X . No.   .
           ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's  revenues  for  its  most  recent  fiscal  year.   $13,154,602.00

     There is no established public trading market for the issuer's common stock, no public quotation for the stock, and no verifiable record of any common stock prices.

     The number of shares outstanding of the issuer's common stock, as of September 28, 2000.

                                     13,776

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

General

     Mimbres Valley Farmers Association, Inc. ("the Company" or "Farmers") is a New Mexico corporation founded in 1913. The Company is a food, dry goods, feed and farm supplies retailer serving the market area of Deming and surrounding areas in southwestern New Mexico. The Company currently operates a supermarket, feed and farm supply store and a convenience store with gasoline pumps. The Company also leases to unrelated parties certain retail space which the Company owns. The revenue the Company derives from the non-retail business activities is less than one percent of the Company's total revenue. See Item 2 "Properties" for additional information on the Company's leasing activities.

     All of the Company's operations and assets are in or around Deming, New Mexico, which is primarily a farming community in the southwestern part of the state. Deming (population 14,400) is the county seat and largest municipality in Luna County, which has a population of approximately 24,000. Because all parts of the County are distant from the closest population centers in surrounding counties (Las Cruces, population 76,102, in Dona Ana County, New Mexico, and Silver City, New Mexico, population 12,064, in Grant County, New
Mexico, are 62 and 55 miles, respectively, from Deming), the residents of Luna County do most of their day-to-day shopping in Deming.

     The Company conducts its grocery business at two locations: the main 40,000 square foot supermarket at 811 South Platinum in Deming, and a convenience store at 501 North Gold in Deming. The convenience store location includes underground storage tanks and pumps for retail sales of gasoline.
Until September 15, 2000, the Company operated a hardware store in a 7,100 square-foot location adjacent to the main supermarket.

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

Recent  Developments

     In April, 1998, the Company vacated the premises it formerly used for its hardware store and has not paid rent to the landlord since October, 1998. The landlord has brought legal action to collect for certain amounts consisting of unpaid property taxes, insurance, accrued interest and possible punitive damages, in the amount of $300,000. The Company accrued rental payments and property taxes and continued to maintain insurance on the building through the date it was sold by the owner in the fall of 1999. The Company believes that it will settle the matter for an amount not greater than has already been accrued in the accounts payable and accrued expenses for rent and property taxes, which totals $137,000. For more information, see Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     During the past fiscal year, the Company closed its laundromat and clothing store and on September 15, 2000, closed its hardware store, because historically each of these had operated at a loss and it did not appear that they could be restored to profitable operations on a consistent basis.

     As of the end of the fiscal year, the Company was in violation of certain financial maintenance covenants in its mortgage loan agreement held by First City Service, Inc. The Company has not defaulted on any payments. The holder of the mortgage note has not declared a default nor initiated any foreclosure proceedings; however, the holder has indicated that it will not under present circumstances renew the mortgage note when it matures on January 24, 2001. The Company is currently negotiating for alternate financing with a different lender, although there can be no assurance that it will obtain such financing or that any such financing offered will be on terms satisfactory to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6 below.

Competition

     The Company's grocery and retail business is highly competitive, and characterized by low profit margins. The Company's supermarket is in direct competition with a supermarket owned and operated by Furr's, a regional supermarket chain, and Peppers supermarket, an independent supermarket ("Peppers"). The Company's competitors also include drug stores, convenience stores, discount hardware stores and large chain discount retailers, such as the Big K K-mart in Deming and the Wal-Mart stores in both Las Cruces and Silver City, New Mexico. Some of these competitors have substantially greater resources than the Company. Management believes that increased competition is one of the principal factors contributing to the decrease in revenues and losses experienced by the Company over the past two years. For more information, see
Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

     In the retail sales business in which the Company competes, inventory turnover is rapid. Accordingly, the Company has occasionally had problems maintaining its inventories at desired levels. Retail grocers such as the Company are not dependent on any single customer or a small number of customers and the retail grocery business is not seasonal in nature. The Company has no material backlog orders.

Personnel

     At June 30, 2000, the Company had 114 employees, of which 41 were part time employees. The Company has experienced a net decrease in employees since the 1996 fiscal year, principally because of the decrease in staffing associated with the much smaller hardware store and a general decrease in employment at other Company locations. The Company anticipates additional reductions in employment in the coming fiscal year. None of the company's employees are represented by unions. On September 15, 2000, following the closing of the hardware store, the Company had 103 employees.

Trademarks

     The Company is a member of the International Grocers Alliance ("IGA"), a trade group for joint marketing in the supermarket industry. Because of its membership in IGA7, the Company sells groceries under the IGA trademark.

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

     The  Company  owns  or  leases  the  following  properties:

     (1) The Company owns a strip shopping mall totaling approximately 73,244 square feet of retail space, located at 811 South Platinum Street,
          Deming, New Mexico. The Company owns the real property and the improvements on the real property in fee simple subject to a mortgage loan with an outstanding principal balance of $1,350,285.99 (as of June 30, 2000) and which matures on January 24, 2001. These real property and improvements along with certain other Company assets, secures the Company's obligations to Wells Fargo Bank (formerly Norwest Bank). See Note 7 to the "Notes to Financial Statements", Item
          7. The strip mall property is the site of the Company's corporate offices, principal supermarket (approximately 40,000 square feet). Its clothing and general merchandise store (approximately 11,000 square feet) and its hardware store (approximately 7,100 square feet) have been discontinued as discussed below. Three other areas in the mall are leased to separate tenants for retail purposes: Family Dollar New Mexico, Inc. leases approximately 8,050 feet for a rental amount of $2,666.67/month. This lease expires on December 31, 2001 and is renewable by the tenant for three (3) additional five-year terms. A sole proprietorship d/b/a Video Mania leases approximately 1,200 square feet for a rental amount of $550.00/month. This lease expires on July 2, 2002. Jeff and Yvette Lilley, d/b/a Radio Shack lease approximately 2,400 square feet for a rental amount of $1,000.00/month. This lease expires July 28, 2002. As of July 2, 2000, an additional 1,200 square feet of mall space was leased for $550.00/month to "All About U" beauty salon. The lease has an initial term of 24 months, renewable by the tenant for an additional 24 months at a rental adjusted in accordance with the Consumer Price Index. Also, 1,000 square feet was leased to a local bank through July 31, 2000, at $1,100 per month. As of August 1, 2000, Mimbres Valley Abstract & Title Company, Deming, New Mexico began leasing the area. The lease is for five years, with an option on the part of the tenant to extend the term for an additional five years at $1,320/month.

     (2) The feed and farm supply store, is located in an approximately 2,500 square-foot building across the street from the shopping mall, at 921 South Diamond Street. The Company owns this real property and improvements in fee simple, free and clear of any mortgages, liens or other encumbrances.

     (3) The Company's convenience store, totaling approximately 7,000 square feet, is located at 501 North Gold Street, Deming, New Mexico. The Company owns this real property and improvements in fee simple, free and clear of any mortgages, liens or other encumbrances.

     (4) The Company owns a five-acre parcel of undeveloped land within the Deming city limits, adjoining the Columbus highway (State Route 11) in fee simple, free and clear of any mortgages liens or other encumbrances.

     (5) The Company leases an approximately 8,000 square-foot warehouse on West Railroad Avenue in Deming from the Union Pacific Railroad on a year-to-year basis. The Company uses the warehouse, which is served by a railroad spur primarily for the receipt and storage of feed products. The rental amount is $3,781.75 per year.

     6) The Company leases a 2,700 square-foot parcel of land from the city of Deming. This property is now the westside of the Company's main parking lot. This is a 20-year lease at a rental rate of $25 per month, expiring in 2019 and the Company has a one time 20 year renewal option.

     The Company does not have any present renovation plans for any of the properties, all of which are in satisfactory condition.

ITEM  3.  LEGAL  PROCEEDINGS.

     In addition to legal proceedings involving account collections and other matters in the ordinary course of business, during the course of the 2000 fiscal year the Company was involved in the following legal matters.

Underground  Storage  Tank

     The Company has sold gasoline to the public at its convenience store for many years. The gasoline is dispensed from underground storage tanks, which the Company previously leased from a petroleum wholesaler. During the 1996 fiscal year, the leased tanks were removed and replaced with tanks that the Company owns, at which time it was determined that there had been some leakage from one of the leased tanks. Examination of the tank revealed a hole towards the top which presumably would have leaked only when the tank was full or nearly full. Based on this information, the Company believed that the amount of leakage and the corresponding contamination may have been minimal. Nevertheless, the New Mexico Environment Department ("NMED")has instituted a remedial action against the owner of the tank. It is unclear whether further investigation under this pending remedial action will reveal significant contamination, and also unclear how extensive or costly remedial measures imposed by NMED may be. The Company has taken all necessary efforts to contact NMED to determine the status of its investigation but has not been given any new information recently. Remediation expenses for leaking underground storage tanks may be significant, particularly if contamination of underground water is threatened.

     Although NMED is currently not requiring any action from the company, the Company could have liability based on its status as an "operator" under the New Mexico Underground Storage Tank regulations (the "Regulations"). If NMED assesses liability against the Company, the Company will vigorously pursue a claim for indemnity against the owner of the tank. If the Company is determined to be in compliance with the Regulations, it will also qualify for reimbursement from a "corrective action fund" established under the State Groundwater Protection Act, which would potentially pay for all but $10,000 of the Company's remediation expenses. The Company has not, however, sought or received a determination that it qualifies for reimbursement from the fund at this time. In addition, the state has no obligation to reimburse parties if claims exceed the amount available in the fund, and in the past claims have exceeded the fund balance. Currently, however, the fund has a surplus, and because the fund is constantly replenished by a fee on petroleum products, the likely result of a deficiency in the fund should be a delay in payment, rather than an outright denial of payment based on insufficient monies.

Vacated  Hardware  Store  Premises

     As discussed above in "Recent Developments", the Company has been sued by its former landlord at the hardware store premises. Settlement negotiations are in process, and Management believes the matter will be settled for an amount no greater than the Company has presently reserved for this potential liability.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY AND RELATED STOCKHOLDER
             MATTERS.

     There is no established public trading market for the Company's common stock, and no public quotation for the stock. Accordingly, there is no verifiable record maintained of any stock prices. Sales of the Company's common stock, as indicated by changes in ownership on the Company's registration book, are infrequent. Price has been established historically by private party negotiations. Since the Company has no systematic or reliable method of determining share prices, the Company does not disseminate any specific information regarding price. The Company does not know the most recent sales price of its stock.

     As of September 20, 2000, there were 846 holders of record of the common stock of the Company. The Company's common stock is the only authorized class of equity of the Company. The Company has not issued any stock in the last three years.

     No dividend was declared for the 1997, 1998 or 1999 fiscal years, each of which ended with an operating loss. In light of the operating loss for the 2000 fiscal year, the Board does not expect to declare a dividend this year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     The overall future financial health of the Company will depend upon increasing revenues and reducing expenses for the next several years. The Company cannot continue to absorb the losses it has experienced in the last three years. With shareholder equity dropping from $931,016 at June 30, 1999 to $350,025 at June 30, 2000, management is evaluating monthly the profitability of each department. The Company is currently in default on several of its financial maintenance covenants under its mortgage loan agreement with First City Service, Inc. The loan matures January 24, 2001, and the holder of the note has indicated it will not be renewed, but instead must be paid at that time. The Company is attempting to negotiate alternative long-term financing. In the absence of such alternative financing, the Company will be forced to evaluate other alternatives, such as court-supervised arrangements with its creditors, or bankruptcy.

     Retail sales have risen and fallen for the Company over the last five years due to significant internal changes and increased competition. Management believes the Company has a quality grocery store providing competitive products and services at competitive prices in the Company's market area. The Company's feed store and convenience store are also sales leaders in the Deming market area. Management intends to focus its attention on increasing feed and grocery sales. The Company has reduced operating costs by eliminating unprofitable business lines and locations, and plans to continue the reduction of operating costs associated with its continuing enterprises.

     In February, 2000, the Company discontinued bulk sales of molasses for cattle feed and disposed of all related equipment. On May 19, 2000, the Company discontinued the operation of its clothing store, "Clothing & More" and has virtually completed the process of liquidating furniture, fixtures, supplies and equipment associated with that operation. The Company has had some inquiries from prospective tenants for this space and is engaged in discussions at the present time concerning possible leases. Management has also in the current fiscal year discontinued the sales of gasoline at the feed store until a more profitable agreement with the jobber can be reached. There can be no assurance that a more profitable arrangement will be achieved, and therefore no assurance that the Company will ever resume gasoline sales at the feed store.

     As is the case with any grocery store, theft, damaged goods, and spoilage are a large expense item. Management is focused on decreasing these losses, and believes the Company can achieve significant additional savings in this area also.

     In the absence of negotiation of an acceptable alternative source of long-term financing as described above, Management is not certain whether the Company can fund its operations and service its debt for Fiscal 2000 out of cash flow from operations. The Company has no major planned capital expenditures, and Management does not intend to incur any additional debt or to expand store lines except possibly through third party space leases or consignment sales. Management will continue to attempt to improve products and services while reducing risks and interest expenses.

     Significant sales personnel reduction occurred over the last year and Management anticipates the need for further reductions from the current level of 103 employees.

     Future results from operations may differ materially from the opinions expressed by Management.

Comparative  Financial  Condition  and  Results  of  Operations

     Retail sales for the fiscal year ended June 30, 2000 ("Fiscal 2000") were $13,154,602.00 compared to $13,186,921.00 for the fiscal year ended June 30, 1999 ("Fiscal 1999"). Comparing results in Fiscal 2000 to Fiscal 1999: Grocery sales decreased $791,693 (7.2%), while Hardware sales were essentially unchanged, although Management determined to discontinue the hardware operations of the Company after the end of the fiscal year, due to operating losses of $120,129 and $496,538 during the fiscal years ended June 30, 2000 and 1999. Clothing & More sales increased $47,635 (18%), but this was as a result of the complete liquidation of its inventory connected with the closing down of the operation in May of 2000. Feed Store sales increased less than one percent. However, Convenience Store sales increased $572,654 (42%), principally as a result of a change in store hours to 24 hours a day in the fourth fiscal quarter of Fiscal 1999, and the nationwide rise in gasoline prices.

     The Fiscal 2000 decrease in Grocery revenues is largely due to increased local competition, regional competition from two Super Wal-Mart7 stores and a Big K7 super market, and a depressed County economy. Luna County has experienced a 30% unemployment rate in Fiscal 2000.

     The Company's total current assets at June 30, 2000 decreased to $1,510,029 from $2,021,128 at June 30,1999, as a result of the loss from operations and the expiration of a deferred income tax asset. Current liabilities increased from $952,059 to $2,486,885, principally as a result of the reclassification of the Company mortgage debt from long-term liability to short-term liability. See note 7 of Notes to Financial Statements elsewhere herein. Accounts Payable increased from $699,751 to $970,877 during the same period, reflecting the Company's deteriorating cash position. However, the majority of suppliers are currently being paid within 60 days of invoice date.

Year  2000

     The Company conducted a review of its computers systems to identify the systems that could be affected by the year 2000 (Y2K) problem. The Company then, with the aid of computer professionals, made modifications to its existing software and conversion to new software and replaced some equipment which was not Y2K compliant. Thus far, the arrival of the year 2000 has not had any impact on the Company's ability to accurately process data, and the changes made to assure Y2K compliance have not had a significant effect on the Company's capital expenditures.

     Furthermore, the Company has experienced no problems because of any failure of the Company's major suppliers and vendors to become Y2K compliant as well.

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

ITEM  8.     CHANGES  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The  directors  of  the  Company  are  as  follows:

                                               DIRECTOR  TERM
NAME                  AGE       POSITION       SINCE     EXPIRES
--------------------  ----  -----------------  --------  -------

Jim T. Hyatt            47  Director              1993     2001

William R.
   Johnson, III         49  Director and Vice
                            President             1993     2001

Shelby Phillips, III    58  Chairman
                            Of The Board,
                            Chief Executive
                            Officer and
                            General Manager       1999     2001

Gary Shiflett           40  Director              1997    2001*

Leone Anderson          67  Director and
                            Secretary-
                            Treasurer             1997     2001

James E. Keeler         66  Director              1968     2001

Douglas Tharp           79  Director              1973     2001

     *Gary Shiflett was a director of the Company from February 28, 1997 until September 10, 2000, when he resigned. His occupation for last five years has been farming.

     Jim T. Hyatt has been a director of the Company since 1993. His occupation for the last five years has been ranching. He is a partner in Hyatt & Hyatt, a general partnership, and president of Quartzite, Inc. Both Hyatt & Hyatt and Quartzite, Inc. are ranching businesses.

     William R. Johnson, III, has been a director of the Company since 1993 and Vice President since earlier in the year 2000. His occupation for last five years has been farming and ranching. He is a partner in W. R. Johnson and Sons, a general partnership in the business of farming and ranching, and a director of Carzalia Valley Gin, Inc., a corporation involved in processing of agricultural products.

     Leone Anderson has been a director of the Company since September 23, 1997. She is a retired school teacher whose family has been active in farming in Luna County.

     James E. Keeler has been a director of the Company since 1968. His occupation for the last five years has been farming and the operation of a produce business.

     Douglas Tharp has been a director of the Company since 1973. Mr. Tharp has been employed for the past five years as manager of a cotton warehouse in Deming, and as the owner and operator of Deming Auction Service.

     Shelby Phillips, III has been a director of the Company since February 1999 and Chairman of the Board, Chief Executive Officer and General Manager since May, 2000. Mr. Philips is the President of Adobe Developers, Inc., a real estate development business and owner of Casa Blanca Cow Camp, a business specializing in outdoor ranch cookouts. His principal occupation for the last five years has been farming and ranching.

     The only executive officer of the Company who is not also a director of the Company is Janet Robinson, who was promoted to Principal Accounting Officer on May 22, 2000. She has been employed by the Company since April 27, 1999 and has 27 years of accounting experience.

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

     Based on a review of the copies of these reports furnished to the Company, there were no late initial reports of ownership. There were no reportable transactions to report on Form 4 or 5.

ITEM  10.     EXECUTIVE  COMPENSATION.

     The following table sets forth compensation paid during each of the last three fiscal years to each of the Company's present General Manager and Chief Executive Officer Shelby Phillips, III, Dean Stovall, the Company's former General Manager and Chief Executive Officer, and Mr. Gary S. Carter, Mr. Stovall's predecessor in the same office. These gentlemen are the Company's only "highly compensated executive officers" for the period in question as that term is used in Item 402 (a) of Regulation S-B under the Securities Exchange Act of 1934. Mr. Carter resigned as General Manager and Chief Executive Officer of the Company on December 31, 1998. Mr. Stovall resigned as General Manager and Chief Executive Officer of the Company on May 12, 2000. Mr. Phillips assumed that role on May 21, 2000. No other officer or employee received total compensation (i.e. salary and bonus) in excess of $100,000 in any of the Company's past three fiscal years.

                    SUMMARY  COMPENSATION  TABLE

NAME AND PRINCIPAL           FISCAL                     OTHER ANNUAL
POSITION                      YEAR   SALARY      BONUS  COMPENSATION*
---------------------------  ------  -------     -----  -------------

Shelby Phillips, III,          2000  $ 7,206     n.a.       n.a.
General Manager and            1999  n.a.        n.a.       n.a.
Chief Executive Officer        1998  n.a.        n.a.       n.a.

Dean Stovall,                  2000  $22,162.25  n.a.       n.a.
Former General Manager         1999  $55,000     n.a.       n.a
and Chief Executive Officer    1998  n.a.        n.a.       n.a.

Gary S. Carter,                1999  n.a.        n.a.       n.a.
Former General Manager         1998  $60,000     n.a.       n.a.
and Chief Executive Officer    1997  $18,461     n.a.       n.a.

--------------
* The Company has no bonus, stock option, stock bonus, stock appreciation rights or long term incentive plans or agreements, or equity based or incentive option plans or agreements.

Compensation  of  Directors

     Directors of the Company receive the sum of $100 per month, and no other compensation. During the 2000 fiscal year the board of directors held twelve regular meetings.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
              OWNERS  AND  MANAGEMENT.

     The following table sets forth information, as of September 28, 2000, concerning the Common Stock beneficially owned by each Director, nominee for Director of the Company, and each Executive Officer of the Company. There is no person or group (as the term is used in Section 13(d)(3) of the Securities Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock ($25 par value), which is the only class of the Company's voting securities.

                                                                    PER CENT OF ISSUED AND
NAME AND ADDRESS                          AMOUNT AND NATURE OF        OUTSTANDING COMMON
BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP(1)(2)  STOCK BENEFICIALLY HELD
-------------------------------------  --------------------------  ------------------------
Leone Anderson
  P.O. Box 175
  Deming, N.M. 88030                               11 shares (3)                         *

Jim T. Hyatt
  11850 Uvas Valley Rd. N.E.
  Deming, N.M. 88031                               28 shares                             *
                                                   286 shares (4)                     2.08%

William R. Johnson, III
  P.O. Box 468
  Columbus, N.M. 88029                             55.5 shares                           *

James E. Keeler
  125 Solana Rd. S.W.
  Deming, N.M. 88030                               240 shares                         1.74%

Gary Shiflett (5)
  H.C. 66, Box 32B
  Deming, N.M. 88030                               4 shares                              *

Shelby Phillips, III
  P.O. Box 2089
  Deming, N.M. 88031                               332 shares                         2.40%
                                                   15 shares (6)                         *

Douglas Tharp
  1615 Solana Road S.W.
  Deming, N.M. 88030                               240 shares(6)                      1.74%

Janet Robinson (7)
  P.O. Box 2247
  Deming, N.M. 88031                               0 shares                              *

All directors and executive officers               1207.5 shares

---------------
     *Less  than  one  percent

(1) There are no shares with respect to which any person listed on this table has the right to acquire beneficial ownership as specified in Rules 13d-3(d)(1) of the Securities Exchange Act of 1934.
(2) Unless otherwise indicated, each person listed has sole voting and investment power over all shares.
(3) Ms. Anderson has joint voting and investment power over these shares with her daughter.
(4) Mr. Hyatt holds these shares with shared voting and investment power which arises through interests in partnership and corporation that are owners of record.
(5) Mr. Shiflett resigned as a director of the Company effective September 10, 2000.
(6) Mr. Tharp and Mr. Phillips have joint voting and investment power over the shares with their spouses.
(7)  Janet Robinson is the principal accounting officer of the Company.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     None of the reporting requirements of Item 404 of Regulation S-B are applicable to this report.

                                     PART IV

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     List  of  Exhibits

Exhibit  Number

3.1  Articles  of  Incorporation,   as  amended  to  the  date  of  this  report
     (incorporated by reference to the Company's Registration Statement filed in
     1985)

3.2 Bylaws of the Company, is currently in effect (incorporated by reference to the Company's Registration Statement filed in 1985)

4.1 Specimen certificate representing the Company's Common Stock (incorporated by reference to the Company's Registration Statement filed in 1985).

27.1 Financial Data Schedule

                    Report of Independent Public Accountants
                    ----------------------------------------


To  the  Board  of  Directors  and  Shareholders
Mimbres  Valley  Farmers  Association,  Inc.
d.b.a.  Farmers,  Inc.:

We have audited the balance sheet of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc. (a New Mexico corporation) as of June 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the years ended June 30, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc., as of June 30, 2000, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The conditions described in Note 16 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Jones & Company
El  Paso,  TX
September  22,  2000

                                  JUNE 30, 2000
                                  -------------



                                     ASSETS



CURRENT ASSETS:


  Cash and equivalents                                $  256,690
  Accounts receivable, net of allowance for doubtful
    accounts of $4,000
    Trade                                                 74,115
    Related parties                                        5,952
    Other                                                  7,246
  Inventories                                          1,081,049
  Prepaid expenses                                        76,945
  Note receivable                                          8,032
                                                      ----------

    Total current assets                               1,510,029
                                                      ----------


PROPERTY AND EQUIPMENT, net                            1,271,632
                                                      ----------

OTHER NON-CURRENT ASSETS:
  Note receivable, net of current portion                 27,117
  Investments in supplier                                 10,500
  Other assets                                            20,316
  Deferred income tax asset, net                             631
                                                      ----------

    Other non-current assets, net                         58,564
                                                      ----------

      Total assets                                    $2,840,225
                                                      ==========


The accompanying notes to financial statements are an integral part of this balance sheet.

                                  JUNE 30, 2000




                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:


  Accounts payable                                         $  970,877
  Current portion of long-term debt and capital leases      1,356,190
  Accrued expenses                                            159,818
                                                           -----------

    Total current liabilities                               2,486,885
                                                           -----------

NON-CURRENT LIABILITIES:

  Long-term debt and capital leases, less current portion       3,315
                                                           -----------

    Total non-current liabilities                               3,315
                                                           -----------

      Total liabilities                                     2,490,200
                                                           -----------

SHAREHOLDERS' EQUITY:

  Common stock, $25 par value; 20,000 authorized;
    13,910 issued and 13,776 outstanding                      347,750
  Retained earnings                                             5,625
  Less:  134 shares of treasury stock                          (3,350)
                                                           -----------

    Total shareholders' equity                                350,025
                                                           -----------

      Total liabilities and shareholders' equity           $2,840,225
                                                           ===========


The accompanying notes to financial statements are an integral part of this balance sheet.

                      FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                                   ---------------


                                                               2000          1999
                                                           ------------  ------------

NET SALES AND GROSS REVENUE FROM CONTINUING OPERATIONS     $12,827,990   $12,861,564

COST OF SALES                                               10,538,648    10,229,388
                                                           ------------  ------------

  Gross profit                                               2,289,342     2,632,176

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 2,808,310     2,755,126
                                                           ------------  ------------

OPERATING LOSS                                                (518,968)     (122,950)

OTHER INCOME (EXPENSE):

  Other income, net                                            177,811       290,615
  Interest expense                                            (135,654)     (144,389)
                                                           ------------  ------------

    Income (loss) before income tax benefit                   (476,811)       23,276

INCOME TAX BENEFIT                                                   -             -
                                                           ------------  ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                      (476,811)       23,276

DISCONTINUED OPERATIONS

  Income (loss) from operations of discontinued
  Hardware segment (less applicable income taxes of $-0-)     (104,180)     (479,712)
                                                           ------------  ------------

    Net loss                                               $  (580,991)  $  (456,436)
                                                           ============  ============


Earnings per share

  Income (loss) from continuing operations                 $    (34.61)  $      1.69
  (Loss) from discontinued operations                            (7.56)       (34.82)
                                                           ------------  ------------

Net loss per common share                                  $    (42.17)  $    (33.13)
                                                           ============  ============


The accompanying notes to financial statements are an integral part of these statements.

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                                 --------------


                                                           Total
                        Common    Retained     Treasury    Shareholders'
                        Stock     Earnings     Stock       Equity
                        --------  -----------  ----------  ---------------

BALANCE, JUNE 30, 1998  $347,750  $1,043,052   $  (3,350)  $    1,387,452

  Net loss                     -    (456,436)          -         (456,436)
                        --------  -----------  ----------  ---------------

BALANCE, JUNE 30, 1999   347,750     586,616      (3,350)         931,016

  Net loss                     -    (580,991)          -         (580,991)
----------------------  --------  -----------  ----------  ---------------

BALANCE, JUNE 30, 2000  $347,750  $    5,625   $  (3,350)  $      350,025
                        ========  ===========  ==========  ===============


The accompanying notes to financial statements are an integral part of these statements.

                       FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                                   ---------------


                                                                2000             1999
                                                          ------------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                $        (580,991)  $(456,436)

  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation                                                    208,835     277,397
    Note payable adjustment                                         (18,325)          -
    Provision for uncollectible accounts receivable                       -     (21,000)
    (Gain) loss on sale of equipment                                 32,484      65,610
  Changes in assets and liabilities:
    Accounts receivable, net                                        107,780     (36,880)
    Other accounts receivable                                        (2,364)     (2,497)
    Inventories                                                     (15,804)    167,424
    Prepaid expenses                                                 16,133     (32,004)
    Other assets                                                     (5,500)     22,200
    Accounts payable                                                271,126     195,763
    Accrued expenses                                                   (747)     (3,349)
                                                          ------------------  ----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                      12,627     176,228
                                                          ------------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                        2,000      18,107
  Collections of notes receivable                                     9,039      23,511
  Additions to property and equipment                              (126,664)    (50,570)
  Increase in investment in supplier                                      -     (10,500)
                                                          ------------------  ----------

      NET CASH USED BY INVESTING ACTIVITIES                        (115,625)    (19,452)
                                                          ------------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt and capital leases                    (70,931)   (118,249)
                                                          ------------------  ----------

      NET CASH USED BY FINANCING ACTIVITIES                         (70,931)   (118,249)
                                                          ------------------  ----------

INCREASE (DECREASE) IN CASH                                        (173,929)     38,527

CASH at beginning of year                                           430,619     392,092
                                                          ------------------  ----------

CASH at end of year                                       $         256,690   $ 430,619
                                                          ==================  ==========


The accompanying notes to financial statements are an integral part of these statements.

                              FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                                         -----------------



                                                                      2000                 1999
                                                              --------------------  ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

  Cash paid for interest                                      $            135,880  $          151,814
                                                              ====================  ==================

  Cash paid for income taxes, net of refunds received         $                  -  $                -
                                                              ====================  ==================


NONCASH INVESTING AND FINANCING ACTIVITY - Note
  receivable-vendor applied to note payable to supplier       $                  -  $          118,283
                                                              ====================  ==================

NONCASH OPERATING AND FINANCING ACTIVITY - Other
  asset applied to note payable                               $                  -  $           22,200
                                                              ====================  ==================

  Sale of framing equipment and increase in notes receivable  $              8,032  $                -
                                                              ====================  ==================


The accompanying notes to financial statements are an integral part of these statements.

                             June 30, 2000 and 1999

                             ----------------------

NOTE  1  -  NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------------------------

     Mimbres Valley Farmers Association, Inc. d.b.a.. Farmers, Inc. ("Farmers" or the "Company"), a New Mexico Corporation, currently operates two retail food stores, a hardware store, and a feed store. The Company also leases certain retail space to unrelated parties and operated a self-service laundry. During the current fiscal year the Company closed its clothing and craft store, and laundry facilities. All operations are located in Deming, New Mexico ("Deming"). The economy of Deming is dependent mainly on agriculture and related agri-business.

     Use  of  Estimates
     ------------------

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

     Cash  and  Cash  Equivalents
     ----------------------------

     The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

     Fair  Value  of  Financial  Instruments
     ---------------------------------------

     The Company's financial instruments include cash and cash equivalents, notes receivable, investments, notes payable and capital lease obligations. The carrying amount of these financial instruments have been estimated by management to approximate fair value.

     Accounts  Receivable  and  Allowance  for  Doubtful  Accounts
     -------------------------------------------------------------

     The Company grants credit to customers, substantially all of whom are residents of Luna County, New Mexico. Management of the Company has established an allowance for doubtful accounts to cover possible losses inherent in the accounts receivable portfolio. Ultimate losses may vary from the current estimates.

     Inventories
     -----------

     Inventories, which represent merchandise available for sale, are stated at the lower of cost or market, determined on a first-in, first out (FIFO) basis.

     Property  and  Equipment
     ------------------------

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

                             June 30, 2000 and 1999

                             ----------------------

NOTE  1  -  NATURE  OF  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     Property  and  Equipment  (Continued)
     -------------------------------------

          Buildings  -  30  years
          Furniture, fixtures and equipment - 3 to 10 years Leasehold improvements - 5 years

     Gains and losses upon retirement or disposal of property and equipment are recognized as incurred. Additions and major improvements are capitalized, and repairs and maintenance, and minor improvements are expensed as incurred.

     Income  Taxes
     -------------

     The Company records deferred income taxes to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

     Advertising
     -----------

     The Company expenses costs of advertising as incurred. For the years ended June 30, 2000 and 1999, advertising expense was $127,006 and $112,182 respectively.

     Net  Loss  per  Common  Share
     -----------------------------

     Net loss per share is computed by dividing the net loss by the number of shares of common stock outstanding during the period.

     Reclassification
     ----------------

     Certain prior year balances have been reclassified to conform to the 2000 financial statement presentation.

NOTE  2  -  COMPREHENSIVE  INCOME
---------------------------------

     Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For 2000 and 1999, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for the years presented.

                             June 30, 2000 and 1999

                             ----------------------

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

     Property and equipment as of June 30, 2000, consist of the following:

     Furniture, fixtures and equipment                              $ 2,240,840
     Buildings                                                        2,342,873
     Land                                                                80,203
                                                                    ------------
                                                                      4,663,916
     Less:  Accumulated depreciation and amortization                (3,392,284)
                                                                    ------------

                                                                    $ 1,271,632
                                                                    ============

     Depreciation expense for the fiscal years ended June 30, 2000 and 1999, was $208,835 and $277,397, respectively.

NOTE 4 - NOTES RECEIVABLE
-------------------------

     The notes receivable at June 30, 2000, are unsecured and have maturities which range from December 2000 to December 2002, with interest rates ranging from 7.42% to 10.0%.

NOTE 5 - INVESTMENT IN SUPPLIER
-------------------------------

     Investment in supplier, at cost, as of June 30, 2000 consists of the following:

     Preferred  shares  -  Do  it  Best  Corp.                        $  10,5000
                                                                      ==========

     The preferred shares of Do it Best Corp were received as patronage dividends. None of the stock shown as investment in supplier is readily marketable.

NOTE 6 - DISCONTINUED OPERATIONS
--------------------------------

     On July 25, 2000, the Company's board of directors voted to discontinue operations of its Hardware segment. The closing of the Hardware store occurred on September 15, 2000. Accordingly, the results of the Hardware segment as of June 30, 2000, have been reported separately as discontinued operations in the accompanying statements of operations. Net sales for the Hardware segment for the years ended June 30, 2000 and 1999, were approximately $326,612 and $325,357.

     Results of operations  of the Hardware  segment in the year ending June 30,
     2001,  including  losses,  if  any,  due  to  discontinuation,   cannot  be
     reasonably estimated.

                             June 30, 2000 and 1999

                             ----------------------

NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASES
------------------------------------------

     Long-term debt and capital leases as of June 30, 2000, consist of the following:

     Fixed rate note payable to First City Service, Inc., as of June 30, 2000,
     And note payable to Norwest Bank ("Bank") as of June 30, 1999, due in monthly installments of $16,788 with a balloon payment of
     1,314,459 due on January 24, 2001.  Interest at the rate of
     9.5%, and secured by real estate mortgages.  The note was acquired
     by First City Service, Inc., on February 25, 2000.                         $1,350,286

     Capital leases, net                                                             9,219
                                                                                ----------

                                                                                 1,359,505
     Less current portion                                                        1,356,190
                                                                                ----------

                                                                                $    3,315
                                                                                ==========

     Future maturities of long-term debt and capital leases as of June 30, 2000, are as follows:

               2001                                                   $1,356,190
               2002                                                        3,315
                                                                      ----------

                                                                      $1,359,505
                                                                      ==========

     The note payable to First City Service, Inc., requires the Company to comply with debt covenants at June 30, 2000, including, but not limited to:
     (a) Minimum working capital balance of $1.2 million or greater, (b) total liabilities to net worth ratio of 1.15 to 1 or lower, (c) $100,000 additional principal reduction beyond scheduled payments for fiscal year 1999 and 2000, and (d) profitable operations. The Company is not in compliance with several of its debt covenants at June 30, 2000. For fiscal year ended June 30, 1999, the Company obtained a waiver from the Bank for all exceptions to its debt covenants effective through October 1, 1999. For fiscal year ended June 30, 2000, no waiver was requested since the note payable is due by January 24, 2001. Accordingly, the note has been classified as a current liability in the accompanying balance sheet, for the year ended June 30, 2000. Property and equipment, net, financed under capital leases was $8,581 as of June 30, 2000.

                             June 30, 2000 and 1999

                             ----------------------

NOTE 8 - OTHER INCOME (EXPENSE)
-------------------------------

     Other income (expense) as of June 30, 2000 and 1999 consists of the following:

                                         2000      1999
                                     --------  --------

          Retail space - Rental      $ 83,013  $ 85,505
          Check cashing fees            8,681    12,252
          Western Union commissions    27,523    37,389
          Other, net                   58,594   155,469
                                     --------  --------

                                     $177,811  $290,615
                                     ========  ========

NOTE 9 - RENTAL INCOME
----------------------

     The Company leases retail space to customers with terms generally ranging from 1 to 10 years. The leases generally contain provisions for renewal options of 5 to 10 years.

     The future minimum rental payments on retail rental space that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2000, are as follows:

            2001                                 $50,600
            2002                                  18,600
            2003                                       -
                                                 -------

     Total future minimum rental payments        $69,200
                                                 =======

NOTE 10 - LITIGATION
--------------------

     The Company vacated the premises it formerly used for its hardware store and has not paid rent to the landlord since October, 1998. The landlord has threatened legal action to collect for certain amounts consisting of unpaid rent, property taxes, insurance, accrued interest and possible punitive damages, in the amount of $300,000. The Company accrued rental payments and property taxes and continued to maintain insurance on the building through the date it was sold by the owner, in the fall, 1999. The Company believes that it will settle the matter for an amount not greater than has already been accrued in the accounts payable and accrued expense for rent and property taxes, which totals $137,000.

NOTE 11 - MAJOR SUPPLIERS
-------------------------

     A substantial portion of the inventory of the Company is purchased from a limited number of suppliers. During the years ended June 30, 2000 and 1999, two such suppliers accounted for 66% and 67% of inventory purchases, respectively.

                             June 30, 2000 and 1999

                             ----------------------

NOTE 12 - INCOME TAXES
----------------------

     Components of the net deferred income tax asset and liability at June 30, 2000 and 1999, are as follows:

                                                        2000        1999
                                                   ----------  ----------

       Deferred income tax assets:

       Net operating loss carryover                $ 632,101   $ 417,846
       Inventory method change                             -      46,870
       Allowance for doubtful accounts                     -       1,260
       Other                                           8,451       5,442
                                                   ----------  ----------

         Deferred income tax asset                   640,552     471,418
       Valuation allowance                          (491,560)   (268,117)
                                                   ----------  ----------
         Deferred income tax asset,
           net of valuation allowance              $ 148,992   $ 203,301
                                                   ==========  ==========

         Deferred income tax liability related to
           depreciation                            $(148,361)  $(202,670)
                                                   ==========  ==========

         Net deferred tax asset                    $     631   $     631
                                                   ==========  ==========

     The deferred tax asset and liability are netted because as the depreciation timing difference occurs the related net operating losses will be used to offset any income tax liability in the future.

     The Company had prior and current year losses for federal income tax purposes of approximately $1,735,000, which will be carried forward resulting in a deferred tax asset of $485,830. The Company had prior and current year losses for state tax purposes of approximately $3,047,000, which will be carried forward resulting in a deferred tax asset of $146,200. Due to recent operating losses, a valuation allowance has been recorded to adjust the federal and state deferred tax asset.

     The Company is under audit by the Internal Revenue Service for fiscal year ended June 30, 1997. It is believed that the amount deducted on prior year tax returns for inventory change will be disallowed. For fiscal years ended June 30, 1997 through June 30, 1999, the Company deducted $49,597 per year. The Company believes the amount disallowed would not generate taxable income due to operating losses in excess of the additional income for each of the past three years.

     The income tax benefit is reconciled with the expected Federal statutory rates for the years ended June 30, 2000 and 1999, as follows:

                             June 30, 2000 and 1999

                             ----------------------

NOTE 12 - INCOME TAXES (CONTINUED)
----------------------------------

                                                      2000        1999
                                                   ----------  ----------

     Provision computed at Federal statutory rate  $(155,236)  $(133,535)
     State taxes net Federal benefit                 (26,612)    (16,692)
     Valuation allowance                             181,848     150,227
                                                   ----------  ----------

       Total                                       $       -   $       -
                                                   ==========  ==========

     The Company has net operating loss and contributions carryover to offset future income tax. If not used, these credits will expire as follows:

                                            Federal
          Year Ending  Contributions   Net Operating Loss   Total
          -----------  --------------  -------------------  ----------

          2001         $        2,202  $                 -  $    2,202
          2002                  5,862                    -       5,862
          2003                  1,919                    -       1,919
          2004                  7,292                    -       7,292
          2005                  8,490                    -       8,490
          2012                      -               71,485      71,485
          2013                      -              632,307     632,307
          2019                      -              464,618     464,618
          2020                      -              554,413     554,413
                       --------------  -------------------  ----------

          Total        $       25,765  $         1,722,823  $1,748,588
                       ==============  ===================  ==========

NOTE 13 - YEAR 2000 DISCLOSURE
------------------------------

     The Company has conducted an updated review of all computer systems, to identify the possibility of any Year 2000 related problems. The Year 2000 terminology describes the possible effect of the millennium date rollover on computer processor systems and their software. These effects could cause computer system failure or malfunction.

     It is the opinion of the Company that these problems can be avoided with modifications of current software and systems, as well as the replacement of some systems that cannot be updated. As of June 30, 2000, these modifications and replacements have been implemented, but the Company continues to monitor for any further adjustments that may be necessary.

     Furthermore, a file has been compiled which contains written statements from all the Company's major suppliers and vendors. These statements contain information as to what each supplier has accomplished to ensure that their respective companies are Year 2000 compliant.

                             June 30, 2000 and 1999

                             ----------------------

NOTE 14 - SEGMENT INFORMATION
-----------------------------

     Effective December 31, 1998, the Company adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into five segments; Other (which includes Administration), IGA Grocery, Mini-Mart, Hardware and Feed. The following represents selected consolidated financial information for the Company's segments for the years ended June 30, 2000 and 1999. Administrative overhead which is not attributable to any particular segment has been allocated based on the segments net revenues:

                                               IGA
          2000                       Other   Grocery    Mini-Mart   Hardware      Feed   Total
      Segment data:
      Net revenues                412,266  10,154,153   1,931,956    326,612    507,426   13,332,413
      Income (loss) from segment   18,687    (368,309)      9,670   (120,129)  (120,910)    (580,991)
      Depreciation                 93,981      42,534      15,130     54,138      3,052      208,835

         1999
      Net revenues                343,727  10,945,846   1,359,302    325,357    503,304   13,477,536
      Income (loss) from segment   50,196     136,006     (39,932)  (496,538)  (106,168)    (456,436)
      Depreciation                119,665      55,095      19,528     76,061      7,048      277,397

NOTE 15 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS (UNAUDITED)
--------------------------------------------------------------

     Retail sales have risen and fallen for the Company over the last five years due to significant internal changes and increased competition. Management believes the Company has a competitive grocery store providing competitive products and service at competitive prices. It also has a feed store and mini mart that are sales leaders in the store's market areas. The Company's viability as a going concern is dependent upon several factors, including its ability to restructure fixed operating expenses in relation to the overall decline in gross sales, improve its product profit margin and inventory turnover and to identify unprofitable ventures while continuing its tradition of competitive prices and quality service.

     Management of the Company is expecting a return to profitability and positive cash flows from operations by the end of fiscal year 2001. They attribute this to the following factors:

     The Company is reviewing the possibility of refinancing its debt and obtaining additional funding to enable it to settle the K-Mart lease, assist in acquiring grocery coolers, expanding the grocery products and assist in operational cash flows in an effort to reduce its interest expense and improve the Company's liquidity by reducing its annual debt service requirements by expanding the maturity of the Company's mortgage debt.

                             June 30, 2000 and 1999

                             ----------------------

NOTE 15 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------

     The Company has successfully implemented a general ledger system during the third quarter of fiscal year 2000. It provides more timely and accurate information resulting in continuous review of operating expenses by department.

     The Company is working with store managers to control cost of goods sold to enable each department to become more profitable. The Company is looking into converting the unprofitable departments into lease locations, and bringing in new tenants for the vacant mall spaces to reduce overall operating costs.

     The Company has focused strongly on expense control the last two years. The largest expense item has been the closure of Farmer's True Value Hardware from the old K-Mart location and the moving of that department back to the mini mall. This move has been very costly in personnel time, inventory liquidation, labor costs, and equipment expense. Most of these costs are in the past with the exception of $60,000 for the first six months in the current fiscal year and $110,000 in the prior year for rent payable to K-Mart on the building that was vacated. Management is working on eliminating this rent expense.

     Significant personnel reduction has occurred over the last year, and management anticipates further reduction from the current level of 114 employees during the current fiscal year ending June 30, 2001.

     Future results from operations may differ materially from the opinions expressed by Management.

NOTE 16 - GOING CONCERN
-----------------------

     The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the past few years, the Company has sustained substantial net losses. These losses have caused the Company to be in violation of its credit agreement with its bank, due to the Company's inability to meet certain financial ratio and payment covenants. In addition, the Company's $1.35 million note payable matures in January, 2001. At present, it is unclear whether First City Service, Inc. will renew or extend the note. Although all monthly principal and interest payments have been made, provisions of the credit agreement state that in event of default, or events that might lead to default, the lender has the option to make all notes and loans due and owing immediately. As of the date of this report no action has been taken by First City Service, Inc. in this regard.

     The Company has entered into negotiations with a new lender toward restructuring the obligations. Additionally, management has instituted measures to mitigate future losses by closing down unprofitable segments and adding more profitable grocery products, and by attracting new tenants for the vacant mall spaces.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 12,  2000.

MIMBRES  VALLEY  FARMERS  ASSOCIATION,  INC.

By:  /s/  Shelby  Phillips,  III
Shelby  Phillips,  III,  Chief  Executive  Officer

By:  /s/  Janet  Robinson
Janet  Robinson,  Principal
Accounting  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and dates indicated.


                                                           DATE

/s/  V. Leone Anderson                               October 12, 2000
V. Leone Anderson, Director

/s/  Jim T. Hyatt                                    October 12, 2000
Jim T. Hyatt, Director

/s/  William R. Johnson, III                         October 12, 2000
William R. Johnson, III, Director

/s/  James E. Keeler                                 October 12, 2000
James E. Keeler, Director

/s/  Shelby Phillips, III                            October 12, 2000
Shelby Phillips, III, Director

/s/  Douglas Tharp                                   October 12, 2000
Douglas Tharp, Director

EXHIBIT  INDEX


Exhibit    Nature of Exhibit                     Page Number

    3.1    Articles of Incorporation      Incorporated by reference
    3.2    Bylaws                         Incorporated by reference
    4.1    Specimen of Stock Certificate  Incorporated by reference
    27.1   Financial Data Schedule        Filed Herewith