Form 10QSB
period 2000-09-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2000-11-14
CIK 781889

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                              Yes  X             No

     As  of  September  30,  2000,  13,776 shares of Common Stock Mimbres Valley
Farmers  Association,  Inc.  ("Farmers"  or  the  "Company")  were  outstanding.

       Transitional small business disclosure format:    Yes         No  X

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                       MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                 d.b.a. FARMERS, INC.
                                    BALANCE SHEETS
                         September 30, 2000 and June 30, 2000

                                        ASSETS


                                                  UNAUDITED      AUDITED
CURRENT ASSETS:                              SEPTEMBER 2000   JUNE  2000
                                             ===============  ===========
Cash and equivalents                         $       168,838  $   256,690
Accounts receivable, net of allowance for
doubtful accounts of $4,000 and $4,000

      Trade                                           64,383       74,115
      Related parties                                  1,380        5,952
      Other                                            8,524        7,246
      Inventories                                  1,039,724    1,081,049
      Prepaid expenses                                49,294       76,945
      Note receivable supplier                             -        8,032
                                             ---------------  -----------
                 Total current assets              1,332,143    1,510,029
                                             ---------------  -----------

PROPERTY AND
  EQUIPMENT, net                                   1,233,657    1,271,632
                                             ---------------  -----------

OTHER NON-CURRENT ASSETS:
  Note receivable, net of current portion             27,117       27,117
  Investments in supplier                             10,500       10,500
  Other Assets                                        20,316       20,316
  Deferred income tax asset                              631          631
                                             ---------------  -----------
     Other non-current assets, net                    58,564       58,564
                                             ---------------  -----------

                 Total assets                $     2,624,364  $ 2,840,225
                                             ===============  ===========

                             MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                       d.b.a. FARMERS, INC.
                                          BALANCE SHEETS
                               September 30, 2000 and June 30, 2000

                               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      UNAUDITED       AUDITED
CURRENT LIABILITIES:                               SEPTEMBER 2000    JUNE 2000
                                                   ===============  ===========
  Accounts payable                                 $      839,575   $  970,877
  Current portion of long-term
    debt and capital leases                             1,338,270    1,356,190
  Accrued expenses payable                                183,943      159,818
                                                   ---------------  -----------
      Total current liabilities                         2,361,788    2,486,885
                                                   ---------------  -----------
NON-CURRENT LIABILITIES:

  Long-term debt and capital leases,
    less current portion                                      829        3,315
                                                   ---------------  -----------
    Total non-current liabilities                             829        3,315
                                                   ---------------  -----------

      Total liabilities                                 2,362,617    2,490,200
                                                   ---------------  -----------

SHAREHOLDERS' EQUITY:

  Common stock, $25 par value;
    20,000 authorized: 13,910 issued
    and 13,776 outstanding                                347,750      347,750
  Retained earnings (deficit)                             (82,653)       5,625
  Less: 134 shares of treasury stock                       (3,350)      (3,350)
                                                   ---------------  -----------

      Total shareholders' equity                          261,747      350,025
                                                   ---------------  -----------

         Total liabilities and shareholders' equity

                                                   $    2,624,364   $2,840,225
                                                   ===============  ===========

                         MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                   d.b.a. FARMERS, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
           For the Three Months Ended September 30, 2000 and September 30, 1999
                                         UNAUDITED

                                                 Three Months Ended    Three Months Ended
                                                   SEPTEMBER 2000        SEPTEMBER 1999
NET SALES AND GROSS REVENUE                     $         3,150,717   $         3,257,451

COST OF SALES                                             2,507,849             2,601,896
                                                --------------------  --------------------

  Gross profit                                              642,868               655,555

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                   664,593               693,223
                                                --------------------  --------------------

OPERATING LOSS                                              (21,725)              (37,668)

OTHER INCOME (EXPENSE):

  Other income, net                                          55,971                58,734
  Interest expense                                          (32,924)              (34,312)
                                                --------------------  --------------------

    Income (loss) before
      income tax benefit                                      1,322               (13,246)

INCOME TAX BENEFIT (EXPENSE)                                      -                     -
                                                --------------------  --------------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                  1,322               (13,246)

DISCONTINUED OPERATIONS

Income (loss) from operations of discontinued
Hardware and Clothing segment (less
Applicable income taxes of $-0-)                            (89,601)             (129,311)
                                                --------------------  --------------------

NET LOSS                                                    (88,279)             (142,557)

RETAINED EARNINGS (DEFICIT):

  Beginning of the period                                     5,626               586,616
                                                --------------------  --------------------

  End of the period                             $           (82,653)  $           444,059
                                                ====================  ====================

Earnings per share

Income (loss) from
continuing operations                           $              0.10   $             (0.96)
(Loss) from discontinued operations                           (6.50)                (9.39)
                                                --------------------  --------------------

Net loss per common share                       $             (6.41)  $            (10.35)
                                                ====================  ====================

                            MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                      d.b.a. FARMERS, INC.
                                    STATEMENTS OF CASH FLOWS
              For the Three Months Ended September 30, 2000 and September 30, 1999
                                           UNAUDITED

                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2000    SEPTEMBER 30,1999
                                                     ====================  ====================
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                        $           (88,279)  $          (142,557)

     Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
         Depreciation and amortization                            68,062                68,169
         Provision for uncollectible receivables                                        (4,000)
     Changes in assets and liabilities:
                 Accounts receivable                              13,026                67,022
                 Inventories                                      41,325              (122,832)
                 Prepaid expenses                                 27,651                27,038
                 Prepaid income taxes                                  -                     -
                 Accounts payable                               (131,302)              212,783
                 Accrued expenses                                 16,153                13,324
                                                     --------------------  --------------------

                 Net cash provided (used)
                 by operating activities

                                                                 (53,364)              118,947
                                                     --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment, net                    (30,087)              (11,252)
     Decrease in notes receivable                                  8,032                     -
                                                     --------------------  --------------------

                 Net cash used by
                 investing activities
                                                                 (22,055)              (11,252)
                                                     --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt
          and capital leases                                     (12,433)              (23,180)
                                                     --------------------  --------------------

                 Net cash used by
                 financing activities
                                                                 (12,433)              (23,180)
                                                     --------------------  --------------------

INCREASE (DECREASE) IN CASH                                      (87,852)               84,515

Cash at beginning of period                                      256,690               430,619
                                                     --------------------  --------------------
Cash at end of period                                $           168,838   $           515,134
                                                     ====================  ====================

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                              d.b.a. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE  1  -  BASIS  OF  PRESENTATION.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of September 30, 2000 and June 30, 2000 and the results of operations and cash flows for the three-month periods ending September 30, 2000 and September 30, 1999.

     The accounting policies followed by Farmers are set forth in Note 1 to the financial statements in the 1999 Farmers Annual Report filed on Form 10-KSB, except for the following:

     COMPREHENSIVE INCOME In the fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributed to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements, or in the case of interim reporting, in the footnotes to the financial statements. For 2000 and for the quarters ended September 30, 2000 and 1999, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income
(loss). Therefore, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

     SEGMENT INFORMATION Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into four segments, Grocery, MiniMart, Hardware and Feed. The following represents selected consolidated financial information for the Company's segments for the three months ended September 30, 2000 and 1999:

September  30,  2000

Segment data           Hardware    Grocery      Feed    Mini Mart    Other      Total
                       ---------  ----------  --------  ----------  --------  ----------
     Net sales           72,976   2,472,785    95,727     563,835    35,311   3,240,634
     Income (loss)
     from operations    (72,667)     50,467   (33,535)     (3,513)  (29,031)    (88,279)
     Depreciation        18,486      37,340     1,621      10,293       322      68,062

September 30, 1999

Segment data           Hardware     Grocery     Feed     Mini Mart    Other     Total
                       ---------  ----------  --------  ----------  --------  ----------
     Net sales           57,513   2,679,052   105,935     461,790    70,704   3,374,994
     Income (loss)
     from operations    (92,721)   (125,799)  (11,052)     74,679    12,336    (142,557)
     Depreciation        25,473      29,560     2,333       7,955     3,148      68,469

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

FINANCIAL  CONDITION  AND  CHANGES  IN  FINANCIAL  CONDITION

     The Company continued to experience significant operating losses for the first quarter of fiscal year 2001, as it has for the past several years, although the rate and amounts of loss are decreasing. Current management has only been in position since the end of the third quarter of fiscal 2000.

     The primary goal of current management is to return to profitability and increase cash flow before the end of fiscal year 2001. To this end, management has taken important steps to eliminate unprofitable segments of the Company's business and to enhance the profitability of the remaining segments. An approximately one per cent improvement in the cost of goods sold has been achieved since June 2000.

     In February 2000, the Company discontinued sales of molasses for cattle feed and disposed of the related tanks, trailers, and pumps in June 2000.

     On May 19, 2000, the Company discontinued operations at its clothing and crafts store and liquidated all inventory, fixtures and supplies. There have been some inquiries as to the possibility of leasing all or part of the premises.

     The Company has discontinued gasoline sales at its feed store due to an unprofitable sales agreement. The gasoline distributor has indicated that he will propose a new, more profitable agreement, but has not done so to date.

     On July 2, 2000, a 1,200 square foot area was leased to "All about U" for a two year period with an additional two year lease at the end of that time with the rent being increased in accordance with the CPI.

     On September 19, 2000, the Company's hardware store was closed. At this time negotiations are ongoing with several potential buyers for a sale of all inventory. If this fails a list is being kept of potential buyers who are interested in a partial purchase of inventory, fixtures, and supplies. The adjustments to the year to date operations of the Company and other accounting entries resulting from this closure will not be fully reflected until the second fiscal quarter ending December 31, 2000.

     In September 1999, the Company had 123 employees. Due to closing of operations and eliminating positions the number has been reduced to the current 104 employees. There is the possibility that there may be further significant reductions in the number of employees in the future.

     The Company has accrued rental payments and property taxes in the amount of $137,000 on the old K-mart building, which was rented by Farmers as a location for an expanded hardware store until April, 1998. At that time Farmers vacated the building and didn't pay rent for fourteen months at which time the building was sold to the city of Deming. Legal action has been brought to collect past rent plus fees for a total of $300,000. Current management believes the amount owed should not be more than already accrued in accounts payable.

     Inventory shrinkage and pricing of product appear to be a continuing problem with Farmers IGA, feed, and mini-mart stores. To combat these factors current management has promoted a person from within to serve as inventory control person. This person is in charge of seeing that the proper margins are applied to all products, outdated or obsolescent items are removed in a timely manner and returned for either a full or partial refund, and outdated items and shrink due to spoilage are documented, to enable Farmers to maintain a more accurate inventory. In addition to the inventory control person Farmers has updated the security system by replacing cameras in the grocery store, installing cameras in the service desk area, and recording events on tape.
Visible security personnel are in the store in the evenings and patrol the mini-mart, bean warehouse, feed store, and mall until six AM. Unmarked shoppers are in the stores twenty hours a week.

     As previously reported, the Company's mortgage loan, now held by WAMCO XVIII, matures on January 24, 2001. The holder has indicated it will not refinance or extend the note, as it is an investment group that buys discounted notes. Management is currently negotiating with another investment group and several banks in Deming and Las Cruces for an alternate source of financing. At this time no commitment has been made by any group. Since Deming has been declared a federal Empowerment Zone, the Company is eligible for extra consideration on federally guaranteed loans. To this end the Company is working with the United States Department of Agriculture (the "USDA") to obtain a business and industry guaranteed loan. Application has been sent to USDA for preliminary approval.

     Even with an acceptable alternative source of long-term financing as described above, management is not certain whether the Company can fund its operations and service its debt for fiscal year 2001 out of cash flow from operations. At the present rate of operating losses, the Company only has enough surplus to support an additional three fiscal quarters before its surplus will be exhausted. Certainly the Company does not presently have enough cash to pay off the mortgage loan in full at maturity. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy.

RESULTS  OF  OPERATIONS

     Total sales for the first quarter of fiscal 2001 decreased approximately $100,000 from the same period for fiscal 2000, but cost of goods sold reflected a similar decrease. Segment reporting shows hardware sales increased a little over $15,000 during the three months ended September 30, 2000, compared to the same period of 2000, principally because the Company was liquidating hardware inventory throughout the period. Therefore, the number was inflated for the three months ended September 30, 2000.

     The operating loss from the discontinued hardware and clothing segment of the Company's business decreased from $129,311 for the three months ended
September 30, 1999 to $89,601 for the same period in 2000. Continuing operations for the first quarter of fiscal 2001 resulted in a gain of $1,322, compared to an operating loss of $13,246 for the same period last fiscal year.

     Grocery sales showed a 7.8% decline in sales for the period as against the same period of 1999. Management continues to attribute the decrease in grocery sales to poor local economic conditions in 1999 and 2000, evidenced by a 30 percent unemployment rate in the Company's Deming, New Mexico trade area, as well as the increased competition caused by the Deming K-mart's expansion into grocery sales. However, the profitability of the grocery operation has improved significantly, from an operating loss of $125,799 in the first quarter of fiscal 2000 to a gain of $50,467 in the current period.

     Feed store sales decreased $10,208, or 9.6%, during the three months ended September 30, 2000 over the same period of 1999, and the operating losses associated therewith increased from $11,052 in the first fiscal quarter of fiscal 2000 to $33,535 in the current period.

     Mini Mart sales increased $102,045 during the three months ended September 30, 2000 over the comparable period of 1999. While profits decreased from $74,679 to a slight operating loss of $3,513, this is mainly due to an increased allocation of administrative costs to Mini Mart operations.

     Sales and net profits from the Other segment, which included the now-closed clothing store in the prior period and administrative reserves, decreased $35,393 and $41,367, respectively, during the three months ended September 30, 2000, from the comparable period of 1999.

                                     PART II

ITEM  5.     OTHER.


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

     Dated:     November 13, 2000.

                                             MIMBRES  VALLEY  FARMERS
                                             ASSOCIATION,  INC.

                                             By:
                                                 -------------------------------
                                                 Shelby  Phillips
                                                 Chief  Executive  Officer
                                                  and  General  Manager
                                                 (Authorized  Representative)


                                             By:
                                                 -------------------------------
                                                 Janet  Robinson
                                                 Chief  Accounting  Officer
                                                 (Principal  Financial  Officer)

                                INDEX TO EXHIBITS

Exhibit No.   Description  of  Exhibits

3(i)          Articles  of  Incorporation  (aa)

3(ii)         Bylaws  (aa)

27            Financial  Data  Schedule  *

(aa) Incorporated by reference to the Company's Registration Statement on Form S-1.

*  Filed  Herewith