Form 10QSB
period 2000-12-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2001-02-13
CIK 781889

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

                         Commission File Number 0-13963

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
             (Exact name of registrant as specified in its charter)

          NEW  MEXICO                                85-0054230
(State  or  other  jurisdiction  of     (I.R.S. Employer Identification  No.)
  incorporation  or  organization)

                  811 South Platinum, Deming, New Mexico  88030
                                 (505) 546-2769


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X             No
                                      ---               ---

     As  of  December  31,  2000,  13,776  shares of Common Stock Mimbres Valley
Farmers  Association,  Inc.  ("Farmers"  or  the  "Company")  were  outstanding.


Transitional  small  business  disclosure  format:    Yes         No  X
                                                          ---        ---

                                    PART  I:  FINANCIAL  INFORMATION

                                    ITEM  1:  FINANCIAL  STATEMENTS

                              MIMBRES  VALLEY  FARMERS  ASSOCIATION,  INC.
                                        d.b.a.  FARMERS,  INC.
                                            BALANCE  SHEETS
                                December  31,  2000  and  June  30,  2000

                                                     ASSETS

                                                                          UNAUDITED           AUDITED
CURRENT  ASSETS:                                                     DECEMBER 31, 2000    JUNE 30, 2000
                                                                    ===================  ===================


Cash and equivalents                                                $          147,846   $         256,690
Accounts receivable, net of allowance for
doubtful accounts of $4,000 and $4,000

  Trade                                                                         62,161               74,115
  Related parties                                                                1,333                5,952
  Other                                                                          4,540                7,246
Inventories                                                                    909,053            1,081,049
Prepaid expenses                                                                22,063               76,945
Note receivable--supplier                                                       27,884                8,032
                                                                    -------------------  -------------------

         Total current assets                                                1,174,880            1,510,029
                                                                    -------------------  -------------------

PROPERTY AND
  EQUIPMENT, net                                                             1,179,354            1,271,632
                                                                    -------------------  -------------------

OTHER NON-CURRENT ASSETS:
  Note receivable, net of current portion                                       18,078               27,117
  Investments in supplier                                                       10,500               10,500
  Other Assets                                                                  14,816               20,316
  Deferred income tax asset, net                                                   631                  631
                                                                    -------------------  -------------------
       Other non-current assets, net                                            44,025               58,564
                                                                    -------------------  -------------------

         Total assets                                               $        2,398,259   $        2,840,225
                                                                    ===================  ===================


                               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                          d.b.a. FARMERS, INC.
                                             BALANCE SHEETS
                                  December 31, 2000 and June 30, 2000

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         UNAUDITED              AUDITED
CURRENT LIABILITIES                                                  DECEMBER 31, 2000      JUNE 30, 2000
                                                                    ===================  ===================

  Accounts payable                                                  $          796,883   $          970,877
  Current portion of long-term
        debt and capital leases                                              1,322,066            1,356,190
  Accrued expenses payable                                                     157,083              159,818
                                                                    -------------------  -------------------
       Total current liabilities                                             2,276,032            2,486,885
                                                                    -------------------  -------------------

NON-CURRENT LIABILITIES:

  Long-term debt and capital leases,
     less current portion                                                            -                3,315
                                                                    -------------------  -------------------
     Total non-current liabilities                                                   -                3,315
                                                                    -------------------  -------------------
            Total liabilities                                                2,276,032            2,490,200
                                                                    -------------------  -------------------

SHAREHOLDERS' EQUITY:

  Common stock, $25 par value;
       20,000 authorized: 13,910 issued
       and 13,776 outstanding                                                  347,750              347,750
  Retained earnings (deficit)                                                 (222,173)               5,625
  Less:134 shares of treasury stock                                             (3,350)              (3,350)
                                                                    -------------------  -------------------
            Total shareholders' equity                                         122,227              350,025
                                                                    -------------------  -------------------

                 Total liabilities and shareholders' equity

                                                                    $        2,398,259   $        2,840,225
                                                                    ===================  ===================


                               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                          d.b.a. FARMERS, INC.

                      STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                    For the Six Months Ended December 31, 2000 and December 31, 1999
                                                  UNAUDITED

                                                                     Six Months Ended     Six Months Ended
                                                                     DECEMBER 31, 2000    DECEMBER 31, 1999
                                                                    ===================  ====================

NET SALES AND GROSS REVENUE                                         $        6,267,183   $         6,622,546

COST OF SALES                                                                5,071,359             5,313,895
                                                                    -------------------  --------------------

  Gross profit                                                               1,195,824             1,308,651

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                    1,320,432             1,484,627
                                                                    -------------------  --------------------

OPERATING LOSS                                                                (124,608)             (175,976)

OTHER INCOME (EXPENSE):

  Other income, net                                                             58,754                96,769
  Interest expense                                                             (68,475)              (75,069)
                                                                    -------------------  --------------------

      Income (loss) before
           income tax benefit                                                 (134,329)             (154,276)

INCOME TAX BENEFIT (EXPENSE)                                                         -                     -
                                                                    -------------------  --------------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                                  (134,329)             (154,276)

DISCONTINUED OPERATIONS

Income (loss) from operations of discontinued
Hardware and Clothing segment (less
Applicable income taxes of $-0-)                                               (93,470)              (60,143)
                                                                    -------------------  --------------------

NET LOSS                                                                      (227,799)             (214,419)

RETAINED EARNINGS (DEFICIT):

  Beginning of the period                                                        5,626              586,616
                                                                    -------------------  -------------------

  End of the period                                                 $         (222,173)  $          372,197
                                                                    ===================  ====================

Earnings per share

Income (loss) from
  continuing operations                                             $            (9.75)  $           (11.19)
(Loss) from discontinued operations                                              (6.78)               (4.37)
                                                                    -------------------  -------------------

Net loss per common share                                           $           (16.54)  $           (15.56)
                                                                    ===================  ====================


                               MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                          d.b.a. FARMERS, INC.
                                       STATEMENTS OF CASH FLOWS
                   For the Six Months Ended December 31, 2000 and December 31, 1999
                                               UNAUDITED

                                                                      SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                     DECEMBER 30, 2000     DECEMBER 30,1999
                                                                    ===================  ====================

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                       $         (227,799)  $         (214,419)

     Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
            Depreciation and amortization                                      136,124              136,231
            Provision for uncollectible receivables                                                  (4,000)
     Changes in assets and liabilities:
                 Accounts receivable                                            19,279              107,926
                 Inventories                                                   171,996             (168,574)
                 Prepaid expenses                                               60,382               39,785
                 Prepaid income taxes                                                -                    -
                 Accounts payable                                             (173,994)             122,964
                 Accrued expenses                                               (2,735)             (39,824)
                                                                    -------------------  -------------------

                 Net cash provided (used) by operating activities

                                                                               (16,747)             (19,911)
                                                                    -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment, net                                  (43,846)            (110,185)
     Decrease in notes receivable                                              (10,813)                   -
                                                                    -------------------  -------------------

                 Net cash used by investing activities
                                                                               (54,659)            (110,185)
                                                                    -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt
          and capital leases                                                   (37,438)             (39,819)
                                                                    -------------------  -------------------

                 Net cash used by financing activities
                                                                               (37,438)             (39,819)
                                                                    -------------------  -------------------

INCREASE (DECREASE) IN CASH                                                   (108,844)            (169,915)

Cash at beginning of period                                                    256,690              430,619
                                                                    -------------------  -------------------
Cash at end of period                                               $          147,846   $          260,704
                                                                    ===================  ====================

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                              d.b.a. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE  1  -  BASIS  OF  PRESENTATION.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of December 31, 2000 and June 30, 2000 and the results of operations and cash flows for the six-month periods ending December 31, 2000 and December 31, 1999.

     The accounting policies followed by Farmers are set forth in Note 1 to the financial statements in the 1999 Farmers Annual Report filed on Form 10-KSB, except for the following:

     COMPREHENSIVE INCOME In the fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributed to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements, or in the case of interim reporting, in the footnotes to the financial statements. For 2000 and for the six-month periods ended December 31, 2000 and 1999, the Company's operations did not give rise to items to be included in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

     SEGMENT INFORMATION Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into three segments, Grocery, Feed and MiniMart. The following represents selected consolidated financial information for the Company's segments for the six months ended December 31, 2000 and 1999:

December  31,  2000

Segment data            Grocery      Feed    MiniMart     Total
                       ----------  --------  ---------  ----------
     Net sales         4,978,246   202,113   1,086,824  6,267,183
     Income (loss)
     from operations     (61,582)  (64,757)      1,731   (124,608)
     Depreciation         80,548     4,005      33,775    118,328


December 31, 1999

Segment data           Grocery     Feed      MiniMart   Total
                       ----------  --------  ---------  ----------
     Net sales         5,381,738   292,516     948,292  6,622,546
     Income (loss)
     from operations    (290,309)  (33,643)    169,676   (154,276)
     Depreciation         75,024     5,175      18,356     98,555


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

FINANCIAL  CONDITION  AND  CHANGES  IN  FINANCIAL  CONDITION

     The Company's continued operating losses for the first half of fiscal year 2001 have placed its capital reserves at dangerously low levels. The Company has received an oral assurance of a six-month extension on its principal indebtedness, but has not yet memorialized that understanding in writing. At the current rate of losses, the Company has only enough cash and shareholders' equity for approximately three months of operations. Unless a dramatic improvement in operating profitability is realized within the current quarter, or unless new sources of borrowed or equity capital are obtained quickly, the Company will be forced to either cease operations, seek refuge in bankruptcy court or achieve an arrangement of some kind with creditors.

     The efforts of current management to return to profitability and increase cash flow, including the elimination of unprofitable segments of the Company's business and realignment of the remaining segments so as to enhance their profitability, have succeeded in improving gross profit margins and reducing the rate of operating losses, but the erosion of the Company's capital base has nonetheless continued. Administrative costs for the first half of the fiscal year were reduced approximately twenty per cent (20%) over the same period for the preceding fiscal year. The next physical inventory will be conducted March 30, 2001 and Management is hopeful that it will indicate a further reduction in the cost of goods sold.

     On May 19, 2000, the Company discontinued operations at its clothing and crafts store and liquidated all inventory, fixtures and supplies. The Company is in serious discussions with prospective tenants for the old clothing store location, but it may have to be divided into two segments to be leased.
Construction bids for the cost of the division in two are being taken at this time.

     The Company has discontinued gasoline sales at its feed store due to an unprofitable sales agreement. The gasoline distributor has been asked to remove the tanks and pumps in order to make the free standing feed store location a more marketable property should it need to be disposed of.

     On July 2, 2000, a 1,200 square foot area was leased to "All about U" for a two year period with an additional two year lease at the end of that time with the rent being increased in accordance with the CPI. However, on January 12, 2001, the Company was notified that the tenant had filed for protection under the Bankruptcy Code.

     On September 19, 2000, the Company's hardware store was closed. Negotiations are still ongoing with several potential buyers for a sale of all inventory and fixtures, but in the mean time approximately one-third of inventory (including all firearms) has been disposed of by heavy discounting to stores and individuals and this latter process is continuing.

     In September 1999, the Company had 123 employees. Due to closing of operations and eliminating positions the number has been reduced to the current 94 employees. Even if the Company is able to obtain the necessary financing to continue operations, there is the possibility that there may be further significant reductions in the number of employees in the future.

     The Company has accrued rental payments and property taxes in the amount of $137,000 on the old K-mart building, which was rented by Farmers as a location for an expanded hardware store until April, 1998. At that time Farmers vacated the building and didn't pay rent for fourteen months at which time the building was sold to the city of Deming. Legal action has been brought against the Company to collect past rent plus fees for a total of $300,000. Current management believes the amount owed should not be more than already accrued in accounts payable. Efforts to settle this dispute continue.

     Inventory shrinkage and pricing of product appear to be a continuing problem with Farmers IGA, feed, and mini-mart stores. To combat these factors current management has assigned specific inventory control duties to the grocery store manager. These duties include seeing that the proper margins are applied to all products, outdated or obsolescent items are removed in a timely manner and returned for either a full or partial refund, and outdated items and shrink due to spoilage are documented, to enable Farmers to maintain a more accurate inventory. Farmers has also updated the security system by replacing cameras in the grocery store, installing cameras in the service desk area, and recording events on tape. Visible security personnel are in the store in the evenings and patrol the mini-mart, bean warehouse, feed store, and mall until six AM.
Unmarked  shoppers  are  in  the  stores  twenty  hours  a  week.

     As previously reported, the Company's mortgage loan, now held by WAMCO XVIII, matured on January 24, 2001. The holder is an investment group that buys discounted notes, but it has nonetheless verbally agreed to extend the maturity date of the note for six months, in order to give the Company a chance to locate other financing, provided that the Company continues to make the same monthly payments. A written confirmation of the extension is pending at the filing date of this report.

     Management has contacted and negotiated with both local and national sources of financing to help in its turnaround efforts. At this time no commitment has been made by any group.

     Even if it obtains an acceptable alternative source of long-term financing as described above, management is not certain whether the Company can fund its operations and service its debt for fiscal year 2001 out of cash flow from operations. At the present rate of operating losses, the Company only has enough surplus to support an additional fiscal quarter before its surplus will be exhausted. Certainly the Company does not presently have enough cash to pay off the mortgage loan in full at maturity. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will soon be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy.

RESULTS  OF  OPERATIONS

     Total sales for the first half of fiscal 2001 decreased approximately $355,000 from the same period for fiscal 2000, but cost of goods sold reflected a proportinate decrease of about $242,000. Liquidation of inventory of the discontinued hardware segment continued during the second fiscal quarter of fiscal 2001, and the consequent operating loss from this segment was $93,470 for the first half of fiscal 2001, as compared to $60,143 for the comparable period in fiscal 2000.

     Continuing operations for the first half of fiscal 2001 resulted in a loss of $134,329, compared to an operating loss of $154,276 for the same period last fiscal year.

     Grocery sales showed a 7.5% decline in sales for the period as against the same period of 1999. Management continues to attribute the decrease in grocery sales to poor local economic conditions in 1999 and 2000, evidenced by a 30 percent unemployment rate in the Company's Deming, New Mexico trade area, as well as the increased competition caused by the Deming K-mart's expansion into grocery sales. However, the operating losses from the grocery operation have decreased significantly, from an operating loss of $290,309 in the first half of fiscal 2000 to a loss of $61,582 in the current period.

     Feed store sales decreased $90,403, or 30.9%, during the six months ended December 31, 2000 over the same period of 1999, and the operating losses associated therewith increased from $33,643 in the first half of fiscal 2000 to $64,757 in the current period. Certain adjustments to accounting procedures and controls have been implemented at the feed store during the second fiscal quarter of this year, and the operating losses and discrepancies between formula inventory and physical inventory have been significantly reduced.

     Mini Mart sales increased $138,532 during the six months ended December 31, 2000 over the comparable period of 1999. Profits decreased from $169,676 to a slight operating gain of $1,731; this reflects in part an increased allocation of administrative costs to Mini Mart operations and in part some pricing and inventory control difficulties that Management believes have now been corrected.

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

     Dated:     February  13,  2001.


                                   MIMBRES  VALLEY  FARMERS
                                     ASSOCIATION,  INC.



                                   By: /S/ Shelby  Phillips
                                      ---------------------------------
                                        Shelby  Phillips
                                        Chief  Executive  Officer
                                          and  General  Manager
                                        (Authorized  Representative)



                                   By: /S/ Janet  Robinson
                                      ---------------------------------
                                        Janet  Robinson
                                        Chief  Accounting  Officer
                                        (Principal Financial Officer)

                               INDEX  TO  EXHIBITS

Exhibit  No.     Description  of  Exhibits

3(i)             Articles  of  Incorporation  (aa)

3(ii)            Bylaws  (aa)


(aa) Incorporated by reference to the Company's Registration Statement on Form S-1.