Form 10QSB
period 2001-03-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2001-05-14
CIK 781889

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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


                              Yes  X             No


     As of March 31, 2001, 13,776 shares of Common Stock of Mimbres Valley Farmers Association, Inc. ("Farmers" or the "Company") were outstanding.


       Transitional small business disclosure format:    Yes         No  X

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS


                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                              d.b.a. FARMERS, INC.
                                 BALANCE SHEETS
                        March 31, 2001 and June 30, 2000

                                     ASSETS


                                              UNAUDITED         AUDITED
CURRENT ASSETS:                            MARCH 31, 2001   JUNE 30,  2000
                                           ===============  ===============

Cash and equivalents                       $       143,242  $       256,690
Accounts receivable, net of allowance for
   doubtful accounts of $4,000 and $4,000
     Trade                                          48,585           74,115
     Related parties                                 2,064            5,952
     Other                                           3,841            7,246
Inventories                                        661,729        1,081,049
Prepaid expenses                                    77,347           76,945
Note receivable--supplier                            9,039            8,032
                                           ---------------  ---------------

        Total current assets                       945,847        1,510,029
                                           ---------------  ---------------

PROPERTY AND
  EQUIPMENT, net                                 1,121,697        1,271,632
                                           ---------------  ---------------

OTHER NON-CURRENT ASSETS:
  Note receivable, net of current portion            9,039           27,117
  Investments in supplier                           10,500           10,500
  Other Assets                                      14,816           20,316
  Deferred income tax asset, net                       631              631
                                           ---------------  ---------------
    Other non-current assets, net                   34,986           58,564
                                           ---------------  ---------------

        Total assets                       $     2,102,530  $     2,840,225
                                           ===============  ===============

                       MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                 d.b.a. FARMERS, INC.
                                    BALANCE SHEETS
                           March 31, 2001 and June 30, 2000

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        UNAUDITED          AUDITED
CURRENT LIABILITIES:                                  MARCH 31, 2001    JUNE 30, 2000
                                                     ================  ===============
  Accounts payable                                   $       636,982   $      970,877
  Current portion of long-term
  debt and capital leases                                  1,288,917        1,356,190
  Accrued expenses payable                                   191,338          159,818

                                                     ----------------  ---------------
  Total current liabilities                                2,117,237        2,486,885
                                                     ----------------  ---------------

NON-CURRENT LIABILITIES:

  Long-term debt and capital leases,
    less current portion                                           -            3,315

                                                     ----------------  ---------------
    Total non-current liabilities                                  -            3,315
                                                     ----------------  ---------------

      Total liabilities                                    2,117,237        2,490,200
                                                     ----------------  ---------------

SHAREHOLDERS' EQUITY:

  Common stock, $25 par value;
    20,000 authorized: 13,910 issued
    and 13,776 outstanding                                   347,750          347,750
  Retained earnings (deficit)                               (359,107)           5,625
  Less: 134 shares of treasury stock                          (3,350)          (3,350)
                                                     ----------------  ---------------

      Total shareholders' equity                             (14,707)         350,025
                                                     ----------------  ---------------

        Total liabilities and shareholders' equity

                                                     $     2,102,530   $    2,840,225
                                                     ================  ===============

                        MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                  d.b.a. FARMERS, INC.

                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
               For the Nine Months Ended March 31, 2001 and March 31, 2000
                                        UNAUDITED


                                                 Nine Months Ended    Nine Months Ended
                                                  MARCH 31, 2001       MARCH 31, 2000
                                                ===================  ===================
NET SALES AND GROSS REVENUE                     $        9,276,155   $        9,534,453

COST OF SALES                                            7,317,671            7,864,900
                                                -------------------  -------------------

  Gross profit                                           1,958,484            1,669,553

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                2,015,968            2,150,345
                                                -------------------  -------------------

OPERATING LOSS                                             (57,484)            (480,792)

OTHER INCOME (EXPENSE):

  Other income, net                                        100,081              150,437
  Interest expense                                         (89,546)             (99,776)
                                                -------------------  -------------------

    Income (loss) before
        income tax benefit                                 (46,949)            (430,131)

INCOME TAX BENEFIT (EXPENSE)                                     -                    -
                                                -------------------  -------------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                               (46,949)            (430,131)

DISCONTINUED OPERATIONS

Income (loss) from operations of discontinued
Hardware and Clothing segment (less
Applicable income taxes of $-0-)                          (317,784)             (62,634)
                                                -------------------  -------------------

NET LOSS                                                  (364,733)            (492,765)

RETAINED EARNINGS (DEFICIT):

  Beginning of the period                                    5,626              586,616
                                                -------------------  -------------------

  End of the period                             $         (359,107)  $           93,851
                                                ===================  ===================

Earnings per share

Income (loss) from
  continuing operations                         $            (3.41)  $           (31.22)
(Loss) from discontinued operations                         (23.07)               (4.55)
                                                -------------------  -------------------

Net loss per common share                       $           (26.48)  $           (35.77)
                                                ===================  ===================

                                  MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                            d.b.a. FARMERS, INC.
                                          STATEMENTS OF CASH FLOWS
                        For the Nine Months Ended March 31, 2001 and March 31, 2000
                                                 UNAUDITED


                                                                    NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                     MARCH 31, 2001        MARCH 31,2000
                                                                   ===================  ===================
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                      $         (364,733)  $         (492,765)

     Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
            Depreciation and amortization                                     204,186              204,293
     Changes in assets and liabilities:
                 Accounts receivable                                           32,823              153,204
                 Inventories                                                  419,320              (24,587)
                 Prepaid expenses                                                (402)              19,727
                 Other assets                                                   5,500                    -
                 Accounts payable                                            (333,895)             191,512
                 Accrued expenses                                              31,520              (25,255)
                                                                   -------------------  -------------------

                 Net cash provided (used) by operating activities

                                                                               (5,681)              26,129
                                                                   -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment, net                                 (54,251)            (120,630)
     Decrease in investment in supplier                                                            (27,117)
            Decrease in notes receivable                                       17,072                    -
                                                                   -------------------  -------------------

                 Net cash used by investing activities
                                                                              (37,179)            (147,747)
                                                                   -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt
          and capital leases                                                  (70,588)             (71,859)
                                                                   -------------------  -------------------

                 Net cash used by financing activities
                                                                              (70,588)             (71,859)
                                                                   -------------------  -------------------

INCREASE (DECREASE) IN CASH                                                  (113,448)            (193,477)

Cash at beginning of period                                                   256,690              430,619
                                                                   -------------------  -------------------
Cash at end of period                                              $          143,242   $          237,142
                                                                   ===================  ===================

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                              d.b.a. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE  1  -  BASIS  OF  PRESENTATION.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of March 31, 2001 and June 30, 2000 and the results of operations and cash flows for the nine-month periods ending March 31, 2001 and March 31, 2000.

     The accounting policies followed by Farmers are set forth in Note 1 to the financial statements in the 1999 Farmers Annual Report filed on Form 10-KSB, except for the following:

     COMPREHENSIVE INCOME In the fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributed to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements, or in the case of interim reporting, in the footnotes to the financial statements. For 2000 and for the nine-month periods ended March 31, 2001 and 2000, the Company's operations did not give rise to items to be included in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

     SEGMENT INFORMATION Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into four segments, Grocery, Feed, Mini Mart and Other. The following represents selected consolidated financial information for the Company's segments for the nine months ended March 31, 2001 and 2000:

MARCH  31,  2001

Segment data                Grocery      Feed    Mini Mart    Other      Total
                           ----------  --------  ----------  --------  ----------
     Net sales             7,348,611   301,514   1,573,100    52,930   9,276,155
     Income (loss)
         from operations      61,435   (83,069)    (23,397)  (12,453)    (57,484)
     Depreciation            168,038     2,147      14,789     1,326     186,390


MARCH 31, 2000

Segment data                 Grocery    Feed      Mini Mart    Other      Total
                           ----------  --------  ----------  --------  ----------
     Net sales             7,605,779   443,827   1,431,082    53,765   9,534,453
     Income (loss)
        from operations     (325,309)  (96,816)      1,820     8,905    (411,400)
     Depreciation            111,659     7,348      27,968     2,412     149,387


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

FINANCIAL  CONDITION  AND  CHANGES  IN  FINANCIAL  CONDITION

     The Company's continued operating losses for the first three quarters of fiscal year 2001 have depleted its capital reserves so that, as of March 31, 2001, it was technically legally insolvent, in that its assets were exceeded by its liabilities on the balance sheet. This does not of course mean that the Company is unable to pay its current obligations as they come due and the Company earned money from its continuing operations (approximately $87,000) in the third fiscal quarter. The Company did receive in January 2001 a six-month extension on its principal indebtedness (until July 24, 2001), and has requested an additional eighteen month extension, but no assurance can be given that an extension will be obtained and, if not, the Company as presently capitalized will be unable to pay the mortgage debt (that stood at $1,288,917 as of March 31, 2001) when its present maturity date of July 24, 2001 is reached. Unless a dramatic improvement in operating profitability is realized within the current quarter, or unless new sources of borrowed or equity capital are obtained quickly, the Company will be forced to either cease operations, seek refuge in bankruptcy court or achieve an arrangement of some kind with creditors.

     The efforts of current management to return to profitability and increase cash flow, including the elimination of unprofitable segments of the Company's business and realignment of the remaining segments so as to enhance their profitability, have succeeded in improving gross profit margins and reducing the rate of operating losses, but the erosion of the Company's capital base has nonetheless continued. Administrative costs for the first three quarters of the fiscal year were reduced approximately twelve per cent (12%) from the same period for the preceding fiscal year. The physical inventory conducted March 31, 2001 indicated a further reduction in the cost of goods sold of 1.3% for the third fiscal quarter of Fiscal 2001.

     On May 19, 2000, the Company discontinued operations at its clothing and crafts store and liquidated all inventory, fixtures and supplies. The Company is in serious discussions with Family Dollar stores for a lease on the old clothing store location, and expects to reach agreement on lease terms during the current fiscal quarter.

     The Company has discontinued gasoline sales at its feed store due to an unprofitable sales agreement. The gasoline distributor has been asked to remove the tanks and pumps in order to make the free standing feed store location a more marketable property should it need to be disposed of.

     On July 2, 2000, a 1,200 square foot area was leased to "All About U" for a two year period with an additional two year lease at the end of that time with the rent being increased in accordance with the CPI. However, on January 12, 2001, the Company was notified that the tenant had filed for protection under the Bankruptcy Code and the lease terminated. On May 8, 2001, the Company signed a two year lease with a tortilla factory on the space previously occupied by the "All About U" beauty salon. The lease is for two years with an option for another two years with rent to be adjusted upon renewal in accordance with increase in the consumer price index.

     On September 19, 2000, the Company's hardware store was closed. Some inventory (including all firearms) was disposed of by heavy discounting to stores and individuals, but, as of March 31, 2001, the remaining inventory was written off in the amount of $297,302.56.

     In September 1999, the Company had 123 employees. Due to closing of operations and eliminating positions the number has been reduced to the current 94 employees. Even if the Company is able to obtain the necessary financing to continue operations, there is the possibility that there may be further significant reductions in the number of employees in the future.

     The Company has reached an agreement in principle to settle the claim against it for accrued rental payments and property taxes on the old K-mart building in Deming (which was rented by Farmers as a location for an expanded hardware store until April, 1998) for a cash payment of $150,000. The Company's ability to pay this amount may be subject to its ability to obtain new sources of financing and/or an extension of its mortgage debt as outlined above.

     The specific inventory control duties previously assigned to the grocery store manager, including seeing that the proper margins are applied to all products, outdated or obsolescent items are removed in a timely manner and returned for either a full or partial refund, and outdated items and shrink due to spoilage are documented, have resulted in an improvement in the inventory shrinkage and pricing problems commented upon in previous quarterly reports.

     Management has continued to contact and negotiate with both local and national sources of financing to help in its turnaround efforts. At this time no commitment has been made by any group.

     Despite the heartening turn around in continuing operations, the Company does not presently have enough cash to pay off the mortgage loan in full at maturity. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will soon be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy.

RESULTS  OF  OPERATIONS

     Total sales for the first three quarters of fiscal 2001 decreased approximately $258,000 from the same period for fiscal 2000, but cost of goods sold reflected a larger proportionate decrease of about $547,000. Liquidation of inventory of the discontinued hardware segment continued during the third fiscal quarter of fiscal 2001, and the consequent operating loss from this segment was $297,303 for the first three quarters of fiscal 2001, as compared to $81,365 for the comparable period in fiscal 2000.

     Continuing operations for the first three quarters of fiscal 2001 resulted in a loss of $46,949, compared to an operating loss of $430,131 for the same period last fiscal year. Continuing operations resulted in a gain for the third fiscal quarter of approximately $87,000.

     Grocery sales showed a 3.4% decline in sales for the period as against the same period of 2000. Management continues to attribute the decrease in grocery sales to poor local economic conditions in 1999 and 2000, evidenced by a 30 percent unemployment rate in the Company's Deming, New Mexico trade area, as well as the increased competition caused by the Deming K-mart's expansion into grocery sales. However, the grocery operation has improved significantly, from an operating loss of $325,309 in the first three quarters of fiscal 2000 to a gain of $61,435 in the current period. Grocery sales were slow in January, but picked up noticeably in February and March, due in part to the well publicized financial difficulties of Furr's Food Stores and the inability of the Deming Furr's operation to keep its shelves adequately stocked.

     Feed store sales decreased $142,313, or 32.1%, during the nine months ended March 31, 2001 over the same period of the prior fiscal year, partly attributable to the discontinuation of gasoline sales discussed earlier herein. The operating losses associated therewith decreased from $96,816 in the same period of the prior year to $83,069 in the current period. Management believes that its improved control over feed store inventory continues.

     Mini Mart sales increased $142,018 during the nine months ended March 31, 2001 over the comparable period of 2000. Profits decreased from a slight operating gain of $1,820 to a loss of $23,397. This reflects in part an increased allocation of administrative costs to Mini Mart operations, but may also be due to some continuing pricing and inventory control difficulties that Management has commented upon before. Physical inventories at Mini Mart were conducted on January 6 and March 31, 2001. Management believes that one or both of these physical inventories may have contained errors. Another physical inventory at Mini Mart is being conducted as of May 11, 2001.

     Accounts payable have reduced in amount and age during this fiscal year, from a balance of $970,877 at June 30, 2000 to $636,982 as of March 31, 2001, due to increased efforts of Management to monitor and control these balances.

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

     Dated:     May  14,  2001.


                                   MIMBRES  VALLEY  FARMERS
                                     ASSOCIATION,  INC.



                                   By:  /s/
                                        --------------------------------
                                        Shelby  Phillips
                                        Chief  Executive  Officer
                                          and  General  Manager
                                        (Authorized  Representative)



                                   By:  /s/
                                        --------------------------------
                                        Janet  Robinson
                                        Chief  Accounting  Officer
                                        (Principal  Financial  Officer)

                                INDEX TO EXHIBITS

Exhibit  No.     Description  of  Exhibits

3(i)             Articles  of  Incorporation  (aa)

3(ii)            Bylaws  (aa)

(aa) Incorporated by reference to the Company's Registration Statement on Form S-1.