Form 10KSB
period 2001-06-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2001-09-28
CIK 781889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001
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

     Check  whether  the  issuer  (l)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.X. No. .
          ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's  revenues  for  its  most  recent  fiscal  year.   $12,293,985

     There is no established public trading market for the issuer's common stock, no public quotation for the stock, and no verifiable record of any common stock prices.

     The number of shares outstanding of the issuer's common stock, as of September 21, 2001.

                                   13,781.47

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

     All of the Company's operations and assets are in or around Deming, New Mexico, which is primarily a farming community in the southwestern part of the state. Deming (population 14,116) is the county seat and largest municipality in Luna County, which has a population of approximately 25,000. Because all parts of the County are distant from the closest population centers in surrounding counties (Las Cruces, population 74,267, in Dona Ana County, New Mexico, and Silver City, New Mexico, population 10,545, in Grant County, New
Mexico, are 62 and 55 miles, respectively, from Deming), the residents of Luna County do most of their day-to-day shopping in Deming.

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


Products

     The Company's supermarket offers a large selection of food items, including dry groceries, fresh meat, dairy products, produce, frozen foods and baked goods, as well as many non-food items such as cigarettes, soaps, paper products, and health and beauty care items. The Company's merchandising strategy is to offer a broad selection of quality products at competitive prices with an emphasis on superior customer service, quality and one-stop shopping convenience, particularly for the local farming community.

Recent  Developments

     In April, 1998, the Company vacated the premises it formerly used for its hardware store and discontinued rent payments in October, 1998. The landlord brought legal action to collect for certain amounts consisting of unpaid property taxes, insurance, accrued interest and possible punitive damages, in the amount of $300,000. This litigation was settled for a payment of $150,000.00 on September 7, 2001. For more information, see Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     During the past two fiscal years, the Company closed its laundromat, clothing store, hardware store and delicatessen, because historically each of these had operated at a loss and it did not appear that they could be restored to profitable operations on a consistent basis

     During the past two fiscal years, the Company has been in violation of certain financial maintenance covenants in its mortgage loan agreement, although it has not defaulted on any payments. The holder of the mortgage note has not declared a default nor initiated any foreclosure proceedings; and has renewed the mortgage note on the same terms until January 24, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item  6  below.

Competition

     The Company's grocery and retail business is highly competitive, and characterized by low profit margins. The Company's supermarket is in direct competition with an independent supermarket named The Food Basket, operated at a location formerly owned and operated by Furr's, and Peppers supermarket, another independent. The Company's competitors also include drug stores, convenience stores and large chain discount retailers, such as the Big K(R) K-mart in Deming and the Wal-Mart(R) stores in both Las Cruces and Silver City, New Mexico. Some of these competitors have substantially greater resources than the Company. Management believes that increased competition is one of the principal factors contributing to the decrease in revenues and losses experienced by the Company over the past two years. For more information, see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

Personnel

     At June 30, 2001, the Company had 90 employees, of which 32 were part time employees. The Company has experienced a net decrease in employees since the 1996 fiscal year, principally because of the decrease in staffing associated with the closure of operations previously described and a general decrease in employment at other Company locations. The Company believes that its staffing level has stabilized, but cannot rule out the possibility of additional reductions in employment in the coming fiscal year. None of the company's employees are represented by unions.

Trademarks

     The Company is a member of the International Grocers Alliance ("IGA"), a trade group for joint marketing in the supermarket industry. Because of its membership in IGA(R), the Company sells groceries under the IGA trademark.

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

     The  Company  owns  or  leases  the  following  properties:

     (1) The Company owns a strip shopping mall totaling approximately 73,244 square feet of retail space, located at 811 South Platinum Street, Deming, New Mexico. The Company owns the real property and the improvements on the real property in fee simple subject to a mortgage loan with an outstanding principal balance of $1,265,808.82 (as of June 30, 2001) and which matures on January 24, 2003. See Note 7 to the "Notes to Financial Statements." The strip mall property is the site of the Company's corporate offices and principal supermarket (approximately 40,000 square feet). Four other areas in the mall are leased to separate tenants for retail purposes: Family Dollar New Mexico, Inc., previously a tenant, has opted for a new, larger space and now leases 10,728 square feet for a rental amount of $46,060 annually plus 2% of gross sales over $2,303,000 per year. This lease, entered into as of June 29, 2001, is renewable by the tenant for three
          (3) additional five-year terms with escalating rental. Negotiations with Blockbuster Video stores to lease the premises being vacated by Family Dollar store are nearing completion. Both parties have agreed to the lease document and the rider. At this time Farmers has signed and returned the lease to Blockbuster Video. and is awaiting return of signed copies of the leases. The term of the lease is 60 months with three extensions of the same duration. The initial lease is for $32,000.04 per year with rental to be increased by 8% for each successive extension. A sole proprietorship d/b/a Video Mania leases approximately 1,200 square feet for a rental amount of $550.00/month. This lease expires on July 2, 2002. Jeff and Yvette Lilley, d/b/a Radio Shack lease approximately 2,400 square feet for a rental amount of $1,000.00/month. This lease expires July 28, 2002. As of May, 2001, an additional 1,200 square feet of mall space was leased for $550.00/month to "Xochiti's", a tortilleria. The lease has an initial term of 24 months, renewable by the tenant for an additional 24 months at a rental adjusted in accordance with the Consumer Price Index. Mimbres Valley Abstract & Title Company, Deming, New Mexico continues to lease 1,000 square feet of space for $1,100 per month. The lease is for five years, with an option on the part of the tenant to extend the term for an additional five years at $1,320/month.

     (2) The feed and farm supply store is located in an approximately 2,500 square-foot building across the street from the shopping mall, at 921 South Diamond Street. The Company owns this real property and improvements in fee simple, free and clear of any mortgages, liens or other encumbrances.

     (3) The Company's convenience store (the "Mini-Mart"), totaling approximately 7,000 square feet, is located at 501 North Gold Street, Deming, New Mexico. The Company owns this real property and improvements in fee simple, free and clear of any mortgages, liens or other encumbrances.

     (4) The Company owns a five-acre parcel of undeveloped land within the Deming city limits, adjoining the Columbus highway (State Route 11) in fee simple. This property was mortgaged for $150,000.00 on September 5, 2001 to First Savings Bank in Deming to provide funds for the Company to pay the negotiated settlement amount for the vacated hardware premises reported on above. The Company has signed a lease agreement with GTE-Verizon for the lease of a parcel of land 100 feet by 100 feet. The purpose is to erect a tower to enhance and update cellular phone service in Deming. All necessary permits were obtained from the city council on September 10, 2001. Signature of the lease by GTE-Verizon is imminent. The term of the lease, dated September 14, 2001, is for five years at $7,200 per year and for each five year extension the rent will rise an additional 15% with up to four extensions.

     (5) The Company leases an approximately 8,000 square-foot warehouse on West Railroad Avenue in Deming from the Union Pacific Railroad on a year-to-year basis. The Company uses the warehouse, which is served by a railroad spur primarily for the receipt and storage of feed products. The rental amount is $3,891.49 per year.

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

ITEM  3.  LEGAL  PROCEEDINGS.

     In addition to legal proceedings involving account collections and other matters in the ordinary course of business, during the course of Fiscal 2001 the Company was involved in the following legal matters.

Underground  Storage  Tank

     The Company has previously reported on its ongoing discussions with the New Mexico Environment Department ("NMED") over a leakage of gasoline dispensed from underground storage tanks the Company previously leased from a petroleum wholesaler. On August 17, 2001, the Underground Storage Tank Bureau of NMED wrote to the environmental consultant to the Company regarding this matter, to the effect that NMED has decided that no further action is necessary for the facility.

Hardware  Store  Lease  Dispute

     As stated above, the Company has settled the lease dispute with its former landlord at the discontinued hardware store premises.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2001.

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

     As of September 20, 2001, there were 823 holders of record of the common stock of the Company. The Company's common stock is the only authorized class of equity of the Company. The Company has not issued any stock in the last three years.

     No dividend was declared for the 1998, 1999 or 2000 fiscal years, each of which ended with an operating loss. In light of the operating loss for the 2001 fiscal year, the Board does not expect to declare a dividend this year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     In the fiscal year ended June 30, 2001, the Company enjoyed modest success in reducing expenses in its continuing operations. Losses related to the disposition of inventory from the hardware store closed in this fiscal year of $317,564 are reflected in the June 30, 2001 financial statements. The delicatessen operated in the grocery store was also discontinued on June 29, 2001. As previously noted, the Company has experienced significant operating losses in the last four years. With shareholder equity dropping from $350,025 at June 30, 2000 to $138,444 at June 30, 2001, management continues to evaluate monthly the profitability of each department. The Company is currently in default on several of its financial maintenance covenants under its mortgage loan agreement, but has not defaulted on any payments. The holder of the note (WAMCO XXVII, Ltd.) has agreed to extend its maturity on the same terms until January 24, 2003. The Company continues to explore alternatives in long-term financing. In the absence of such alternative financing, unless the Company's profitability continues to improve substantially, the Company will be forced to evaluate other alternatives, such as court-supervised arrangements with its creditors, or bankruptcy. The Company was successful in negotiating a long term loan from First Savings Bank in Deming to fund its payoff of the settlement of the lease litigation with K-mart described elsewhere herein. In the meantime, the Company believes that its short-term cash requirements will be met with funds generated from daily operations.

     As is the case with any grocery store, theft, damaged goods, and spoilage are large expense items. Management is focused on decreasing these losses, and believes the Company can achieve significant additional savings in this area also. To combat inventory shrinkage a security guard was hired September 29, 2000. Also an existing security camera system was updated at that time. In June 2001 a more sophisticated system was installed for a down payment of $2,974.65 and monthly payments of $420.91/Month for 36 months. This system was expanded at the end of July 2001 at a cost of $3,261.95. The old system from the main store has been moved to the mini-mart to improve that existing system. There was extra equipment that has been donated to the Deming-Luna County museum.

     A new manager was put into place at the Mini-Mart, pricing was adjusted and the Company also changed vendors to enable it to purchase smaller quantities and thereby reduce inventory on hand. Much of the old inventory was out of date and consisted of items that did not move in a convenience mart atmosphere. The Company expects it to become profitable again by the end of the first fiscal quarter.

     The feed store's sales are heavily contingent upon the weather and this summer was generally favorable for cattlemen. This fall is getting drier and feed sales are expected to rise during the winter months. The profit margins in the feed store have been too small, a product of the Company's past strategy which was of undercutting its competition, and the margins have been adjusted upwards. At this time the Company is trying to give good service at a reasonable, although higher, price and most of its customers seem to understand.

     The parking lot at the main store has been paved and the inside of the mall area has been repainted a brighter color. The Company is now searching for ideas and artists to paint a mural depicting our community, culture, history, and people. The Company's future plans include fixing the roofs, upgrading the ceiling in the mall, installing new automatic doors in the mall, and updating the checkout stations, subject to the availability of internally generated funds.

     Subsequent to the end of the fiscal year, and to combat the problem of bad checks and out of town checks, the Company installed a check clearing system. This system has the capability of checking and verifying a check from anywhere in the U.S.A. in 7 to 8 seconds and electronically depositing the funds in the Company's account within 24 hours. This will enable the Company to receive its money quicker and help reduce or eliminate losses from bad checks.

     In the past year, despite the scarcity of working capital, the Company has accomplished or purchased the following, using funds generated from daily operations:

                    Mall  glass  repairs                $ 2,996.50
                    Roof  repairs,  main  store          12,650.06
                    New  air  conditioner                12,491.37
                    New  roof  at  feed  store            7,601.34
                    Electrical  repairs                   5,000.00
                    Security  system                      6,236.60
                    Refrigeration  repair  at  mini       1,850.00
                    New  freezer  &  walk-in             18,869.26
                    Electric  shopping  cart              1,505.45
                                                        ----------

                              TOTAL                     $69,200.58
                                                        ==========

     Even in the absence of negotiation of an acceptable alternative source of long-term financing as described above, Management believes the Company can fund its operations and service its debt for Fiscal 2001 out of cash flow from operations. Management does not intend to incur any additional debt, except possibly for the acquisition of a New Mexico liquor license or to expand store lines through third party space leases or consignment sales. Management will continue to attempt to improve products and services while reducing risks and interest expenses.

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

Comparative  Financial  Condition  and  Results  of  Operations

     Retail sales for the fiscal year ended June 30, 2001 ("Fiscal 2001") were $12,293,985, which includes hardware sales of $135,390, compared to $13,152,829 for the fiscal year ended June 30, 2000 ("Fiscal 2000"), which includes hardware sales of $324,839. Comparing results in Fiscal 2001 to Fiscal 2000: Grocery sales decreased $427,076 (4.2%), while discontinued Hardware sales were responsible for operating losses of $317,564 and $104,180 during the fiscal years ended June 30, 2001 and 2000. Feed Store sales decreased by 18.9 percent. Mini-Mart sales increased $154,045 (8.0%), principally as a result of the continuation of high gasoline prices, increased inventory levels and the longer store hours instituted in the previous fiscal year.

     The Fiscal 2001 decrease in Grocery revenues is largely due to increased local competition, regional competition from two Super Wal-Mart(R) stores and a Big K(R) super market, and a depressed County economy. Luna County experienced an unemployment rate ranging as high as 29.7% in Fiscal 2001.

     The Company's total current assets at June 30, 2001 decreased to $960,121 from $1,510,029 at June 30,2000, principally as a result of the loss from discontinued operations. Current liabilities decreased from $2,486,885 to $2,058,870, primarily as a result of significant reductions in accounts payable and normal principal reduction on the Company's mortgage loan. See note 7 of Notes to Financial Statements elsewhere herein. Accounts Payable decreased from $970,877 to $631,832 (34.9%) during the same period, reflecting the Company's modest gains from continuing operations, and the majority of suppliers are currently being paid within 30 days of invoice date.

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

ITEM  8.     CHANGES  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

     None.

                                   PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Gary Shiflett was a director of the Company from February 28, 1997 until September 10, 2000, when he resigned. His occupation for five years preceding his resignation was farming. James E. Keeler, a director of the Company since 1968, resigned effective February 27, 2001. His occupation for the five years preceding his resignation was farming and the operation of a produce business.

The  current  directors  of  the  Company  are  as  follows:



                          DIRECTOR        TERM
NAME                        AGE         POSITION       SINCE  EXPIRES
------------------------  --------  -----------------  -----  -------
Jim T. Hyatt                    49  Director            1993     2001

William R. Johnson, III         51  Director and
                                    Vice President      1993     2001

Shelby Phillips, III            59  Chairman Of
                                    The Board, Chief
                                    Executive Officer
                                    and General
                                    Manager             1999     2001


Leone Anderson                  68  Director and
                                    Secretary-
                                    Treasurer           1997     2001

William C. Shattuck             45  Director            2001     2001

Douglas Tharp                   81  Director            1973     2001

G. G. Gore                      49  Director            2001     2001

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

     Shelby Phillips, III has been a director of the Company since February 1999 and Chairman of the Board, Chief Executive Officer and General Manager since May, 2000. Mr. Philips is the President of Adobe Developers, Inc., a real estate development business. His principal occupation for the last five years has been farming and ranching.

     William C. Shattuck was named a director of the Company during the fiscal year. He is President and CEO of Diamond Supply, Inc., d/b/a Diamond Appliance and Diamond Furniture Stores. Company and has been for more than the past five years. He is a former President of the Deming Chamber of Commerce and is Chairman of the Deming Planning and Zoning Commission.

     G. G. Gore became a director of the Company in February of 2001, replacing James E. Keeler. He has owned and operated a retail tire and automotive service in Deming since 1982.

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

     Based on a review of the copies of these reports furnished to the Company, there were the following late reports of ownership (or changes therein) of the Company's Common Stock. Shelby C. Phillips III filed a Form 5 on December 18, 2000, which should have been filed by August 14, 2000, reporting his initial acquisition of Common Stock of the Company in November 1999 (reportable on Form
3) and a subsequent acquisition in December of 1999 (reportable on Form 4). Otherwise, there were no late reports of initial ownership or changes in ownership by persons subject to the requirements of Section 16(a).

ITEM  10.     EXECUTIVE  COMPENSATION.

     The following table sets forth compensation paid during each of the last three fiscal years to each of the Company's present General Manager and Chief Executive Officer, Shelby Phillips, III, and Dean Stovall, the Company's former General Manager and Chief Executive Officer. These gentlemen are the Company's only "highly compensated executive officers" for the period in question as that term is used in Item 402 (a) of Regulation S-B under the Securities Exchange Act of 1934. Mr. Stovall resigned as General Manager and Chief Executive Officer of the Company on May 12, 2000. Mr. Phillips assumed that role on May 21, 2000. No other officer or employee received total compensation (i.e. salary and bonus) in excess of $100,000 in any of the Company's past three fiscal years.


                           SUMMARY COMPENSATION TABLE

NAME  AND  PRINCIPAL         FISCAL              OTHER     ANNUAL
POSITION                      YEAR    SALARY     BONUS  COMPENSATION*
---------------------------  ------  ----------  -----  -------------

Shelby Phillips, III,         2001   $55,000      n.a.       n.a.
General Manager and           2000     7,206      n.a.       n.a.
Chief Executive Officer       1999       n.a.     n.a.       n.a.

Dean Stovall,                 2001       n.a      n.a.       n.a.
Former General Manager        2000   $22,162.25   n.a.       n.a.
and Chief Executive Officer   1999   $55,000      n.a.       n.a

* The Company has no bonus, stock option, stock bonus, stock appreciation rights or long term incentive plans or agreements, or equity based or incentive option plans or agreements.

Compensation  of  Directors

     Directors of the Company receive the sum of $100 per month, and no other compensation. During Fiscal 2001 the board of directors held twelve regular meetings.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
          OWNERS  AND  MANAGEMENT.

     The following table sets forth information, as of September 20, 2001, concerning the Common Stock beneficially owned by each Director, nominee for Director of the Company, and each Executive Officer of the Company. There is no person or group (as the term is used in Section 13(d)(3) of the Securities Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock ($25 par value), which is the only class of the Company's voting securities


                                                           PER CENT OF ISSUED AND
NAME  AND  ADDRESS             AMOUNT  AND  NATURE  OF     OUTSTANDING  COMMON
BENEFICIAL OWNER               BENEFICIAL OWNERSHIP(1)(2)  STOCK BENEFICIALLY HELD
-----------------------------  --------------------------  -----------------------

Leone Anderson
   P.O. Box 175
   Deming, N.M. 88030                       11 shares (3)                     *

Jim T. Hyatt
   11850 Uvas Valley Rd. N.E.
   Deming, N.M. 88031                       28 shares                         *
          286 shares (4)                                                   2.07%

William R. Johnson, III
   P.O. Box 468
   Columbus, N.M. 88029                   55.5 shares                         *

G. G. Gore
   2020 Columbus Road  S. W.
   Deming, N.M. 88031                       no shares                         *

Shelby Phillips, III
   P.O. Box 2089
   Deming, N.M. 88031                      324 shares                      2.35%
                                            15 shares (5)                     *

Douglas Tharp
   1615 Solana Road S.W.
   Deming, N.M. 88030                      240 shares (5)                  1.74%

William C. Shattuck
   1320 Shelly Drive
   Deming, N.M. 88030                        4 shares                         *

Janet Robinson (6)                           4 shares                         *
   P.O. Box 2247
   Deming, N.M. 88031


All  directors  and  executive  officers:  967.5  shares

     *Less  than  one  percent

(1) There are no shares with respect to which any person listed on this table has the right to acquire beneficial ownership as specified in Rules
     13d-3(d)(1)  of  the  Securities  Exchange  Act  of  1934.
(2) Unless otherwise indicated, each person listed has sole voting and investment power over all shares.
(3) Ms. Anderson has joint voting and investment power over these shares with her daughter.
(4) Mr. Hyatt holds these shares with shared voting and investment power which arises through interests in partnership and corporation that are owners of record.
(5) Mr. Tharp and Mr. Phillips have joint voting and investment power over the shares with their spouses.
(6)  Janet  Robinson  is  the  principal  accounting  officer  of  the  Company.


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

Dated:     September  27,  2001.

MIMBRES  VALLEY  FARMERS  ASSOCIATION,  INC.

By:  /s/
     ------------------------------
     Shelby  Phillips,  III,
     Chief  Executive  Officer


By:  /s/
     ------------------------------
     Janet  Robinson,
     Principal  Accounting  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and dates indicated.

                                                        DATE

                                                September  27,  2001
----------------------------------
V.  Leone  Anderson,  Director

/s/                                             September  27,  2001
----------------------------------
Jim  T.  Hyatt,  Director

/s/                                             September  27,  2001
----------------------------------
William  R.  Johnson,  III,  Director

/s/                                             September  27,  2001
----------------------------------
G.  G.  Gore,  Director

/s/                                             September  27,  2001
----------------------------------
Shelby  Phillips,  III,  Director

/s/                                             September  27,  2001
----------------------------------
Douglas  Tharp,  Director

/s/                                             September  27,  2001
----------------------------------
William  C.  Shattuck,  Director

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                    ----------------------------------------
                              D.B.A. FARMERS, INC.
                              --------------------

                              FINANCIAL STATEMENTS
                              --------------------

                          AS OF JUNE 30, 2001 AND 2000
                          ----------------------------

                                  TOGETHER WITH
                                  -------------
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

                                  TABLE OF CONTENTS
                                  -----------------


                                                          Page
                                                         ------

Report of Independent Public Accountants                   17

Audited Financial Statements

      Balance Sheet                                      18 - 19

      Statements of Operations                             20

      Statements of Shareholders' Equity                   21

      Statements of Cash Flows                           22 - 23

      Notes to Financial Statements                      24 - 34

                        Report of Independent Public Accountants
                        ----------------------------------------




               To  the  Board  of  Directors  and  Shareholders
               Mimbres  Valley  Farmers  Association,  Inc.
               d.b.a.  Farmers,  Inc.:

               We have audited the balance sheet of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc. (a New Mexico corporation) as of June 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for the years ended June 30, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

               We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mimbres Valley Farmers Association, Inc., d.b.a. Farmers, Inc., as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The conditions described in Note 16 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



               /s/ Jones & Company
               El  Paso,  TX
               September 13,  2001

                      MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                D.B.A. FARMERS, INC.

                                   BALANCE SHEET

                                   JUNE 30, 2001

                                --------------------


                                       ASSETS



CURRENT ASSETS:


   Cash and equivalents                                   $  140,526
   Accounts receivable, net of allowance for doubtful
      accounts of $4,000
      Trade                                                   46,291
      Related parties                                            984
      Other                                                    3,352
   Inventories                                               689,561
   Prepaid expenses                                           79,407
                                                          ----------

      Total current assets                                   960,121
                                                          ----------


PROPERTY AND EQUIPMENT, net                                1,217,000
                                                          ----------

OTHER NON-CURRENT ASSETS:
   Note receivable                                            18,078
   Investments in supplier                                    16,900
   Other assets                                                  427
   Deferred income tax asset, net                                631
                                                          ----------

      Other non-current assets                                36,036
                                                          ----------

            Total assets                                  $2,213,157
                                                          ==========


The accompanying notes to financial statements are an integral part of this balance sheet.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2001

                               --------------------



                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:


  Accounts payable                                          $  631,832
  Current portion of long-term debt and capital leases       1,276,490
  Accrued expenses                                             150,548
                                                            -----------

    Total current liabilities                                2,058,870
                                                            -----------

NON-CURRENT LIABILITIES:

  Long-term debt and capital leases, less current portion       15,843
                                                            -----------

    Total non-current liabilities                               15,843
                                                            -----------

      Total liabilities                                      2,074,713
                                                            -----------

SHAREHOLDERS' EQUITY:

  Common stock, $25 par value; 20,000 authorized;
    13,915 issued and 13,781 outstanding                       347,875
  Retained earnings (accumulated deficit)                     (206,081)
  Less:  134 shares of treasury stock                           (3,350)
                                                            -----------

    Total shareholders' equity                                 138,444
                                                            -----------

      Total liabilities and shareholders' equity            $2,213,157
                                                            ===========



The accompanying notes to financial statements are an integral part of this balance sheet.

                       MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                 D.B.A. FARMERS, INC.

                               STATEMENTS OF OPERATIONS

                      FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                  --------------------



                                                               2001          2000
                                                           ------------  ------------
NET SALES AND GROSS REVENUE FROM CONTINUING OPERATIONS     $12,158,595   $12,827,990

COST OF SALES                                                9,615,977    10,538,648
                                                           ------------  ------------

  Gross profit                                               2,542,618     2,289,342

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 2,519,319     2,808,310
                                                           ------------  ------------

OPERATING INCOME (LOSS)                                         23,299      (518,968)

OTHER INCOME (EXPENSE):

  Other income                                                 220,429       210,295
  Other expense                                                (14,926)      (32,484)
  Interest expense                                            (122,819)     (135,654)
                                                           ------------  ------------

    Income (loss) before income tax benefit                    105,983      (476,811)

INCOME TAX BENEFIT                                                   -             -
                                                           ------------  ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       105,983      (476,811)

DISCONTINUED OPERATIONS

  Loss from operations of discontinued
  Hardware segment (less applicable income taxes of $-0-)     (296,281)     (104,180)

  Loss on disposal of Hardware segment
  (less applicable income taxes of $-0-)                       (21,283)            -
                                                           ------------  ------------

    Net loss                                               $  (211,581)  $  (580,991)
                                                           ============  ============


Earnings per share

  Income (loss) from continuing operations                 $      7.69   $    (34.61)
  (Loss) from discontinued operations                           (23.05)        (7.56)
                                                           ------------  ------------

Net loss per common share                                  $    (15.36)  $    (42.17)
                                                           ============  ============

Earnings per diluted share                                 $    (15.36)  $    (42.17)
                                                           ============  ============


The accompanying notes to financial statements are an integral part of these statements.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                             --------------------


                                     Retained
                                     Earnings                     Total
                         Common    (Accumulated    Treasury    Shareholders'
                         Stock       Deficit)       Stock         Equity
                        --------  --------------  ----------  ---------------
BALANCE, JUNE 30, 1999  $347,875  $     586,491   $  (3,350)  $      931,016

  Net loss                     -       (580,991)          -         (580,991)
                        --------  --------------  ----------  ---------------

BALANCE, JUNE 30, 2000   347,875          5,500      (3,350)         350,025

  Net loss                     -       (211,581)          -         (211,581)
----------------------  --------  --------------  ----------  ---------------

BALANCE, JUNE 30, 2001  $347,875  $    (206,081)  $  (3,350)  $      138,444
                        ========  ==============  ==========  ===============


The accompanying notes to financial statements are an integral part of these statements.

                             MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                       D.B.A. FARMERS, INC.

                                     STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                      --------------------

                                                                 2001                 2000
                                                          -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $         (211,581)  $        (580,991)

  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation                                                     154,202             208,835
    (Gain) on note payable                                                 -             (18,325)
    (Gain) loss on sale of equipment                                  30,047              32,484
  Changes in assets and liabilities:
    Trade accounts receivable                                         27,824             107,780
    Other accounts receivable                                          8,862              (2,364)
    Inventories                                                      391,488             (15,804)
    Prepaid expenses                                                  (2,462)             16,133
    Other assets                                                      13,489              (5,500)
    Accounts payable                                                (339,045)            271,126
    Accrued expenses                                                  (9,270)               (747)
                                                          -------------------  ------------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                       63,554              12,627
                                                          -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                         9,562               2,000
  Collections of notes receivable                                     17,071               9,039
  Additions to property and equipment                               (114,286)           (126,664)
                                                          -------------------  ------------------

      NET CASH USED BY INVESTING ACTIVITIES                          (87,653)           (115,625)
                                                          -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt and capital leases                     (92,065)            (70,931)
                                                          -------------------  ------------------

      NET CASH USED BY FINANCING ACTIVITIES                          (92,065)            (70,931)
                                                          -------------------  ------------------

DECREASE IN CASH                                                    (116,164)           (173,929)

CASH at beginning of year                                            256,690             430,619
                                                          -------------------  ------------------

CASH at end of year                                       $          140,526   $         256,690
                                                          ===================  ==================



The accompanying notes to financial statements are an integral part of these statements.

                                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                              D.B.A. FARMERS, INC.

                                            STATEMENTS OF CASH FLOWS
                                                   (CONTINUED)

                                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                       ----------------------------------


                                                                        2001                      2000
                                                              ------------------------  ------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

  Cash paid for interest                                      $                123,074  $                135,880
                                                              ========================  ========================

  Cash paid for income taxes, net of refunds received         S                      -  $                      -
                                                              ========================  ========================


NONCASH INVESTING AND FINANCING ACTIVITY
  Acquisition of two ATM machines and a security system
  financed by capital lease                                   $                 24,893  $                      -
                                                              ========================  ========================

NONCASH OPERATING AND FINANCING ACTIVITY
  Sale of framing equipment and increase in notes receivable  $                      -  $                  8,032
                                                              ========================  ========================



The accompanying notes to financial statements are an integral part of these statements.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000


NOTE  1  -  NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------------------------

     Mimbres Valley Farmers Association, Inc. d.b.a. Farmers, Inc. ("Farmers" or the "Company"), a New Mexico Corporation, currently operates a retail grocery store, a convenience store and a feed store. The Company also leases certain retail space to unrelated parties. During the current fiscal year the Company closed its hardware store. All operations are located in Deming, New Mexico ("Deming"). The economy of Deming is dependent mainly on agriculture and related agri-business.

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

     Fair  Value  of  Financial  Instruments
     ---------------------------------------

     The Company's financial instruments include cash and equivalents, notes receivable, investments, long-term debt and capital lease obligations. The Company estimates the carrying value of its investment in supplier at par value. The Company uses information provided by the supplier to ascertain the reliability of the investment. The security is not readily transferable. The agreement with the supplier provides that the investment will be redeemed at par when the Company no longer purchases product from the investee. The Company ended its purchases from the investee in the summer of 2000.

     The carrying amounts of all other financial instruments have been estimated by management to approximate fair value.

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

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000

                              --------------------

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

               Buildings  -  30  years
               Furniture, fixtures and equipment - 3 to 10 years Leasehold improvements - 5 years

     The Company estimates the future cash flows to result from the use of its long-lived assets and their eventual disposition. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of a particular asset, the Company recognizes an impairment loss.

     In the event that a loss would be recognized, the carrying value of the asset would be reduced by the amount by which the carrying amount of the asset, before adjustment, exceeds the fair value of the asset.

     The Company uses all available data to determine fair value, including lenders' willingness to accept such assets as collateral.

     Gains and losses upon retirement or disposal of property and equipment are recognized as incurred. Additions and major improvements are capitalized, and repairs and maintenance, and minor improvements are expensed as incurred.

     Revenue  Recognition  and  Cost  Recognition
     --------------------------------------------

     Revenue is recognized from retail operations at the point of sale. Rental income is recognized when earned according to the individual lease contracts. The Company recognizes contingent rental income when received.

     Cost of sales includes cost of merchandise, including shipping, freight and inventory costs, and is reflected net of vendor rebates. Selling, general and administrative expenses are charged to expense as incurred.

     Income  Taxes
     -------------

     The Company records deferred income taxes to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

     Advertising
     -----------

     The Company expenses costs of advertising as incurred. For the years ended June 30, 2001 and 2000, advertising expense was $126,042 and $127,006 respectively.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000

                              --------------------

NOTE  1  -  NATURE  OF  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

     Net  Loss  per  Common  Share
     -----------------------------

     Net loss per share is computed by dividing the net loss by the number of shares of common stock outstanding during the period.

     Reclassification
     ----------------

     Certain prior year balances have been reclassified to conform to the 2001 financial statement presentation.


NOTE  2  -  COMPREHENSIVE  INCOME
---------------------------------

     Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For 2001 and 2000, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for the years presented.


NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

     Property  and  equipment  as  of  June 30, 2001, consists of the following:

     Furniture, fixtures and equipment                 $ 1,680,730
     Buildings                                           2,351,596
     Land                                                   80,203
                                                       ------------
                                                         4,112,529
     Less:  Accumulated depreciation and amortization   (2,895,529)
                                                       ------------

                                                       $ 1,217,000
                                                       ============

     Depreciation expense for the fiscal years ended June 30, 2001 and 2000, was $154,202 and $208,835, respectively.


NOTE  4  -  NOTE  RECEIVABLE
-----------------------------

     The note receivable at June 30, 2001, is unsecured and matures December 2002, with an interest rate of 7.42%.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000

                              --------------------

NOTE  5  -  INVESTMENT  IN  SUPPLIER
------------------------------------

     The carrying value of the Do-It-Best Corp shares was based on periodic statements received from Do-It-Best Corp. The Company's agreement with Do-It-Best Corp states that the shares are redeemable when the Company ceases buying from Do-It-Best Corp.

     The investment is carried at cost. The stock of Do-It-Best Corp is widely held but the shares are not readily transferable.


NOTE  6  -  DISCONTINUED  OPERATIONS
------------------------------------

     On July 25, 2000, the Company's board of directors voted to discontinue operations of its Hardware segment. The closing of the Hardware segment occurred on September 15, 2000. Accordingly, the results of the Hardware segment as of June 30, 2001 and 2000, have been reported separately as discontinued operations in the accompanying statements of operations. Net sales for the Hardware segment for the years ended June 30, 2001 and 2000, were approximately $114,107 and $326,612.


NOTE  7  -  LONG-TERM  DEBT  AND  CAPITAL  LEASES
-------------------------------------------------

     Long-term debt and capital leases as of June 30, 2001, consists of the following:


     Fixed rate note payable to First City Service,
     Inc., as of June 30, 2001, due  in  monthly
     installments of $16,788 with a balloon payment
     of $1,143,181  due  on  January  24,  2003.
     Interest at the rate of 9.5%, and secured by
     real estate mortgages. The note was acquired by
     First City Service, Inc., on February 25, 2000.                $  1,265,809

     Capital leases, net                                                  26,524
                                                                    ------------

                                                                       1,292,333
     Less current portion                                              1,276,490
                                                                    ------------

                                                                    $     15,843
                                                                    ============

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000

                              --------------------

NOTE  7  -  LONG-TERM  DEBT  AND  CAPITAL  LEASES  (CONTINUED)
--------------------------------------------------------------

     Future maturities of long-term debt and capital leases as of June 30, 2001, are as follows:

              2002                                                $    1,276,490
              2003                                                         8,486
              2004                                                         7,357
                                                                  --------------

                                                                  $    1,292,333
                                                                  ==============

     The note payable to First City Service, Inc., requires the Company to comply with debt covenants at June 30, 2001 and 2000, including, but not limited to: (a) Minimum working capital balance of $1.2 million or greater,
     (b) total liabilities to net worth ratio of 1.15 to 1 or lower, (c) $100,000 additional principal reduction beyond scheduled payments for fiscal year 2000 and 2001, and (d) profitable operations. The Company is not in compliance with several of its debt covenants at June 30, 2001 and 2000. For fiscal year ended June 30, 2000, no waiver was requested since the note payable was due by January 24, 2001. Accordingly, the note was classified as a current liability in the accompanying balance sheet, for the year ended June 30, 2000.

     During the fiscal year ended June 30, 2001 the Company received a six month extension on the note payable from January 24, 2001 until July 24, 2001. On June 14, 2001 Wamco XXVIII, Ltd. (First City Service, Inc.) extended the note payable until January 24, 2003. All other terms and conditions of the loan, including the interest rate and monthly payment amount, will remain unchanged. The bank did not issue a waiver of the covenants as listed above, therefore the entire balance has been listed as a current liability on the balance sheet.

     Property and equipment, net, financed under capital leases was $31,779 as of June 30, 2001.


NOTE  8  -  OTHER  INCOME  AND EXPENSE
--------------------------------------

     Other  income  as  of  June  30,  2001  and 2000 consists of the following:


                                       2001       2000
                                     ---------  ---------

          Retail space - Rental      $ 80,958   $ 83,013
          Check cashing fees            7,480      8,681
          Western Union commissions    36,602     27,523
          Commissions                  35,827     31,024
          Insurance refund             25,785     34,185
          Service charges              28,003     15,804
          Miscellaneous income          5,774     10,065
                                     ---------  ---------

                                     $220,429   $210,295
                                     =========  =========

     Other expenses as of June 30, 2001 and 2000 consists of the following:

          Sales of fixed assets         8,764     32,484
          Settlement of lawsuit         6,162          -
                                     ---------  ---------
                                     $ 14,926   $ 32,484
                                     =========  =========

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000

                              --------------------

NOTE  8  -  OTHER  INCOME  (EXPENSE)  (CONTINUED)
-------------------------------------------------

     The changes in the amounts involving commissions, check cashing fees and service charges follow the volume of business in the grocery store, generally.

     The insurance refund was a recovery of previously paid insurance premium. The amounts recovered were not broken down by reporting segments by the insurance carrier.

     Fixed assets gains or losses are reflected in the period in which the assets are disposed of.

     Rental income relates to amounts received for leases on certain retail space to unrelated parties.

     Settlement relates to the additional amount recorded in liabilities for settlement of liability as dislosed on Note 10.


NOTE  9  -  RENTAL  INCOME
--------------------------

     The Company leases retail space to customers with terms generally ranging from 1 to 10 years. The leases generally contain provisions for renewal options of 5 to 10 years.

     The future minimum rental payments on retail rental space that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2001 is as follows:

               2002                                                $      74,931
               2003                                                       59,260
               2004                                                       59,260
               2005                                                       59,260
               2006                                                       47,160
            Thereafter                                                    23,030
                                                                   -------------

      Total future minimum rental payments                         $     322,901
                                                                   =============


NOTE  10  -  LITIGATION
-----------------------

     The Company reached an agreement with Kmart Corporation on August 7, 2001 to a one-time payment in the form of a cashier's check in the amount of $150,000. A loan from First Savings Bank was approved on September 5, 2001 in the amount of $150,000 to pay for the settlement. The terms of the note from First Savings Bank are $150,000 at prime plus 2.5%, adjusted annually, due September 5, 2011, secured by vacant lot and building.

     The Company is involved in various other claims and lawsuits against the Company, arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would not be material to the Company's financial position.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000

                              --------------------

NOTE  11  -  MAJOR  SUPPLIERS
-----------------------------

     A substantial portion of the inventory of the Company is purchased from a limited number of suppliers. During the year ended June 30, 2001, one such supplier accounted for 57% of inventory purchases. During the year end June 30, 2000, two such suppliers accounted for 66% of inventory purchases.


NOTE  12  -  INCOME  TAXES
--------------------------

     Components of the net deferred income tax asset at June 30, 2001, are as follows:


    Deferred income tax assets:

    Net operating loss carryover                $ 690,361
    Contributions                                  14,908
                                                ----------

      Deferred income tax asset                   705,269
    Valuation allowance                          (524,499)
                                                ----------
      Deferred income tax asset,
        net of valuation allowance              $ 180,770
                                                ==========

      Deferred income tax liability related to
        depreciation                            $(180,139)
                                                ==========

      Net deferred income tax asset             $     631
                                                ==========


     The deferred tax asset and liability are netted because as the depreciation timing difference occurs the related net operating losses will be used to offset any income tax liability in the future.

     The Company had prior and current year losses for federal income tax purposes of approximately $1,912,000, which will be carried forward resulting in a deferred tax asset of $535,566. The Company had prior and current year losses for state tax purposes of approximately $3,224,900, which will be carried forward resulting in a deferred tax asset of $154,795. Due to recent operating losses, a valuation allowance has been recorded to adjust the federal and state deferred tax asset.

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

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000

                              --------------------

NOTE  12  -  INCOME  TAXES  (CONTINUED)
---------------------------------------

     The income tax benefit is reconciled with the expected Federal statutory rates for the years ended June 30, 2001 and 2000, as follows:

                                                      2001               2000
                                                      ----               ----

     Benefit computed at Federal statutory rate      $  (61,316)    $ (168,371)
     State benefit net of Federal income taxes           (7,405)       (20,335)
     Valuation allowance                                 68,721        188,706
                                                     -----------    -----------

        Total                                        $        -     $         -
                                                     ===========    ===========

     The Company has net operating loss and contributions carryovers to offset future income tax. If not used, these deductions will expire as follows:

                                       Federal            State Net
     Year Ending   Contributions  Net Operating Loss    Operating Loss
     ------------  -------------  ------------------    --------------

        2002       $       5,862     $            -       $  1,383,650
        2003               1,919                  -            632,307
        2004               7,292                  -            476,909
        2005               8,490                  -            554,413
        2006              19,685                  -            177,621
        2012                   -             71,485                  -
        2013                   -            632,307                  -
        2019                   -            476,909                  -
        2020                   -            554,413                  -
        2021                   -            177,621                  -
     ------------  -------------  ------------------    --------------

        Total      $      43,248  $       1,912,735     $    3,224,900
                   =============  ==================    ==============


NOTE  13  -  SEGMENT  INFORMATION
---------------------------------

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

     Management  Policy  in  Identifying  Reportable  Segments
     ---------------------------------------------------------

     The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique product.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000

                              --------------------

NOTE  13  -  SEGMENT  INFORMATION  (CONTINUED)
----------------------------------------------

     Types  of  Products  and  Services
     ----------------------------------

     The Company's results of operations are primarily reviewed on a consolidated basis. Mnagement has organized the Company into four segments:
     Other (which includes Administration), IGA Grocery, Mini-Mart, and Feed. Other relates to the rental of various rental spaces and acts as a support to the other departments. IGA Grocery is a full service grocery store serving Deming and the surrounding community. Mini-Mart is a convenience store that caters to the local community and various other customers passing through town. The Feed segment main business is with the farming community in and around Luna County.

     Segment  Profit  and  Loss
     --------------------------

     The Company accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on segment profit and loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

     The following represents selected consolidated financial information for the Company's segments for the years ended June 30, 2001 and 2000. Administrative overhead which is not attributable to any particular segment has been allocated based on the net revenues of the segments:

                                                                                 Total From   Discontinued
        2001                                IGA                                  Continuing   Hardware
                               Other      Grocery     Mini-Mart       Feed       Operations   Operations       Total
--------------------------  ----------  -----------  -----------  -------------  -----------  ------------  -----------
Segment data:
Revenues                        16,944   9,663,021    2,076,627        402,003   12,158,595       135,390   12,293,985
Other income, net               95,417      94,992       10,633          4,461      205,503       (21,283)     184,220
Net revenues                   112,361   9,758,013    2,087,260        406,464   12,364,098       114,107   12,478,205
Income (loss) from segment       6,692     250,758      (75,228)       (76,239)     105,983      (317,564)    (211,581)

Depreciation                    57,946      55,758       19,839          2,863      136,406        17,796      154,202

Interest expense               118,698       2,965          833            323      122,819           255      123,074

       2000

Segment data:
Revenues                       319,890  10,090,097    1,922,582        495,421   12,827,990    324,839   13,152,829
Other income, net               92,376      64,056        9,374         12,005      177,811      1,773      179,584
Net revenues                   412,266  10,154,153    1,931,956        507,426   13,005,801    326,612   13,332,413
Income (loss) from segment       2,738    (368,309)       9,670       (120,910)    (476,811)  (104,180)    (580,991)

Depreciation                    93,981      42,534       15,130          3,052      154,697     54,138      208,835

Interest expense               133,918       1,206          449             81      135,654        226      135,880

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000

                              --------------------

NOTE  14  -  SIMPLE  PLAN
-------------------------

     Effective March 1, 2001, the Company adopted a Simple Plan. All employees who have completed two years of service with the Company and are reasonably expected to receive at least $5,000 in compensation for the calendar year are eligible. Participants' interests become fully vested immediately and may be withdrawn at retirement, disability, termination, death or upon attaining age 65, whichever occurs first. An eligible employee may make a salary reduction election to have his or her compensation for each pay period reduced by a percentage. The total amount of the reduction in the employee's compensation cannot exceed $6,000 for calendar year 2001.

     Contributions by eligible employees of the Company could vary from 1% to 3% per year. Employer contributions to the Simple Plan will be 1% of the eligible employee's salary reduction contribution for the year not to exceed the employee's salary reduction.


NOTE  15  -  MANAGEMENT'S  PLANS  FOR  FUTURE  OPERATIONS  (UNAUDITED)
----------------------------------------------------------------------

     Retail sales fluctuated for the Company over the last five years due to significant internal changes and increased competition. Management believes the Company has a competitive grocery store providing competitive products and service at competitive prices. It also has a feed store and mini-mart that are sales leaders in their market areas. The Company's viability as a going concern is dependent upon several factors, including its ability to restructure fixed operating expenses in relation to the overall decline in gross sales, improve its product profit margin and inventory turnover and to identify unprofitable ventures while continuing its tradition of competitive prices and quality service.

     Management expects to remain profitable and continue its positive cash flows from operations through the end of fiscal year 2002. They attribute this to the following factors:

     The Company is reviewing the possibility of refinancing its debt in an effort to reduce its interest expense and improve the Company's liquidity by reducing its annual debt service requirements by extending the maturity of the Company's mortgage debt. The Company has obtained additional funding to enable it to settle the K-Mart lease for $150,000 on September 5, 2001.

     The Company is in the process of installing new grocery coolers that will allow perishable inventory to have a longer life. In addition, the Company has implemented a new security system and hired security personnel in an effort to reduce the amount of theft in the departments.

     The Company is working with store managers to control cost of goods sold to enable each department to become more profitable. The Company is looking into converting the unprofitable departments into lease locations, and bringing in new tenants for the vacant mall spaces to reduce overall operating costs.

     The Company has focused strongly on expense control the last two years. The major step was the closure of the Hardware segment and the liquidation of that department's inventory and fixed assets in the mini mall. This closure has been very costly in personnel time, inventory liquidation, and disposition of fixed assets.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                              D.B.A. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             JUNE 30, 2001 AND 2000


NOTE  15  -  MANAGEMENT'S  PLANS  FOR  FUTURE OPERATIONS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

     Significant personnel reduction has occurred over the last year, and management does not anticipate further reductions from the current level of 90 employees.

     Future results from operations may differ materially from the opinions expressed by Management.


NOTE  16  -  GOING  CONCERN
---------------------------

     The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the past few years, the Company has sustained substantial net losses. These losses have caused the Company to be in violation of its credit agreement with its lender, due to the Company's inability to meet certain financial ratio and payment covenants. In addition, the Company's $1.265 million note payable matures in January, 2003.

     The Company has entered into negotiations with a new lender toward restructuring the obligations. Additionally, management has instituted measures to mitigate future losses by closing down unprofitable segments and adding more profitable grocery products, and by attracting new tenants for the vacant mall spaces.


NOTE  17  -  RESTATEMENT
------------------------

     During fiscal year 2001, management discovered that five shares of common stock issued in prior years had not been recorded. This error was corrected in 2001 by restating the opening 2000 common stock outstanding and retained earning amounts. The effect of the error understated common stock outstanding by $125 and changed the number of issued and outstanding shares on the balance sheet from 13,910 to 13,915 shares. The statement of operations for the current and prior years did not change. The net restatement to retained earnings was a decrease of $125.

EXHIBIT  INDEX


Exhibit      Nature  of  Exhibit                Page  Number

3.1          Articles  of  Incorporation        Incorporated  by  reference
3.2          Bylaws                             Incorporated  by  reference
4.1          Specimen  of  Stock  Certificate   Incorporated by reference