Form 10QSB
period 2001-09-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2001-11-14
CIK 781889

FILER:

  COMPANY DATA:
    COMPANY CONFORMED NAME:              MIMBRES VALLEY FARMERS ASSOCIATION INC
    CENTRAL INDEX KEY:                   0000781889
    STANDARD INDUSTRIAL CLASSIFICATION:  RETAIL-VARIETY STORES [5331]
    IRS NUMBER:                          850054230
    STATE OF INCORPORATION:              NM
    FISCAL YEAR END:                     0630

  FILING VALUES:
    FORM TYPE:                           10QSB
    SEC ACT:
    SEC FILE NUMBER:                     000-13963
    FILM NUMBER:                         643117

  BUSINESS ADDRESS:
    STREET 1:                            811 S PLATINUM
    CITY:                                DEMING
    STATE:                               NM
    ZIP:                                 88030
    BUSINESS PHONE:                      5055462769

  MAIL ADDRESS:
    STREET l:                            811 SOUTH PLATINUM
    CITY:                                DEMING
    STATE:                               NM
    ZIP:                                 88030

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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


                              Yes  X             No


     As of September 30, 2001, 13,781.47 shares of Common Stock Mimbres Valley Farmers Association, Inc. ("Farmers" or the "Company") were outstanding.


       Transitional small business disclosure format:    Yes         No  X

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                              d.b.a. FARMERS, INC.
                                 BALANCE SHEETS
                      September 30, 2001 and June 30, 2001

                                    ASSETS


                                              UNAUDITED      AUDITED
CURRENT ASSETS:                            SEPTEMBER 2001   JUNE  2001
                                           ===============  ===========
Cash and equivalents                       $       214,194  $   140,526
Accounts receivable, net of
allowance for doubtful accounts
of $4,000 and $4,000
  Trade                                             45,198       46,291
  Related parties                                    1,687          984
  Other                                              5,877        3,352
Inventories                                        623,628      689,561
Prepaid expenses                                    52,236       79,407
                                           ---------------  -----------

           Total current assets                    942,820      960,121
                                           ---------------  -----------

PROPERTY AND
  EQUIPMENT, net                                 1,213,305    1,217,000
                                           ---------------  -----------

OTHER NON-CURRENT ASSETS:
  Note receivable                                   18,078       18,078
  Investments in supplier                           16,900       16,900
  Other Assets                                         427          427
  Deferred income tax asset                            631          631
                                           ---------------  -----------
     Other non-current assets, net                  36,036       36,036
                                           ---------------  -----------

           Total assets                    $     2,192,161  $ 2,213,157
                                           ===============  ===========

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                              d.b.a. FARMERS, INC.
                                 BALANCE SHEETS
                      September 30, 2001 and June 30, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    UNAUDITED        AUDITED
CURRENT LIABILITIES:                              SEPTEMBER 2001    JUNE 2001
                                                 ================  ===========
  Accounts payable                               $       463,414   $  631,832
  Current portion of long-term
        debt and capital leases                        1,245,346    1,276,490
  Accrued expenses payable                               174,772      150,548
                                                 ----------------  -----------
       Total current liabilities                       1,883,532    2,058,870
                                                 ----------------  -----------

NON-CURRENT LIABILITIES:

  Long-term debt and capital leases,
       less current portion                              179,248       15,843
                                                 ----------------  -----------
       Total non-current liabilities                     179,248       15,843
                                                 ----------------  -----------

            Total liabilities                          2,062,780    2,074,713
                                                 ----------------  -----------

SHAREHOLDERS' EQUITY:

  Common stock, $25 par value;
       20,000 authorized: 13,915 issued
       and 13,781 outstanding                            347,875      347,875
  Retained deficit                                      (215,144)    (206,081)
  Less: 134 shares of treasury stock                      (3,350)      (3,350)
                                                 ----------------  -----------

            Total shareholders' equity                   129,381      138,444
                                                 ----------------  -----------

                   Total liabilities and
                     shareholders' equity

                                                 $     2,192,161   $2,213,157
                                                 ================  ===========

                         MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                   d.b.a. FARMERS, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
           For the Three Months Ended September 30, 2001 and September 30, 2000
                                         UNAUDITED


                                                 Three Months Ended    Three Months Ended
                                                   SEPTEMBER 2001        SEPTEMBER 2000
NET SALES AND GROSS REVENUE                     $         3,011,726   $         3,150,717

COST OF SALES                                             2,415,420             2,507,849
                                                --------------------  --------------------

  Gross profit                                              596,306               642,868

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                   631,754               664,593
                                                --------------------  --------------------

OPERATING LOSS                                              (35,448)              (21,725)

OTHER INCOME (EXPENSE):

  Rent Income                                                20,550                18,370
  Commissions                                                21,026                13,369
  Other income                                               15,853                24,232
  Interest expense                                          (31,044)              (32,924)
                                                --------------------  --------------------

      Income (loss) before
           income tax benefit                                (9,063)                1,322

INCOME TAX BENEFIT (EXPENSE)                                      -                     -
                                                --------------------  --------------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                 (9,063)                1,322

DISCONTINUED OPERATIONS

Income (loss) from operations of discontinued
Hardware segment (less
Applicable income taxes of $-0-)                                  -               (89,601)
                                                --------------------  --------------------

NET LOSS                                                     (9,063)              (88,279)

RETAINED EARNINGS (DEFICIT):

  Beginning of the period                                  (206,081)                5,626
                                                --------------------  --------------------

  End of the period                             $          (215,144)  $           (82,653)
                                                ====================  ====================

Earnings per share

Income (loss) from
  continuing operations                         $             (0.65)  $              0.10
(Loss) from discontinued operations                               -                 (6.44)
                                                --------------------  --------------------

Net loss per common share                       $             (0.65)  $             (6.34)
                                                ====================  ====================

                                   MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                             d.b.a. FARMERS, INC.
                                           STATEMENTS OF CASH FLOWS
                     For the Three Months Ended September 30, 2001 and September 30, 2000
                                                  UNAUDITED


                                                                    Three Months Ended    Three Months Ended
                                                                    SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                                   ====================  ====================
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                      $            (9,063)  $           (88,279)

     Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
            Depreciation and amortization                                       35,505                68,062
     Changes in assets and liabilities:
                 Accounts receivable                                            (2,135)               13,026
                 Inventories                                                    65,933                41,325
                 Prepaid expenses                                               27,171                27,651
                 Accounts payable                                             (168,418)             (131,302)
                 Accrued expenses                                               24,224                16,153
                                                                   --------------------  --------------------

                 Net cash (used) by operating activities
                                                                               (26,783)              (53,364)
                                                                   --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment, net                                  (17,213)              (30,087)
     Decrease in notes receivable                                                    -                 8,032
                                                                   --------------------  --------------------

                 Net cash used by investing activities
                                                                               (17,213)              (22,055)
                                                                   --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term financing                                         150,000
     Repayment on short-term financing                                         (20,463)
     Repayment of long-term debt
          and capital leases                                                   (11,873)              (12,433)
                                                                   --------------------  --------------------

                 Net cash provided (used) by financing activities
                                                                               117,664               (12,433)
                                                                   --------------------  --------------------

INCREASE (DECREASE) IN CASH                                                     73,668               (87,852)

Cash at beginning of period                                                    140,526               256,690
                                                                   --------------------  --------------------
Cash at end of period                                              $           214,194   $           168,838
                                                                   ====================  ====================

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                              d.b.a. FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE  1  -  BASIS  OF  PRESENTATION.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Farmers as of September 30, 2001 and June 30, 2001 and the results of operations and cash flows for the three-month periods ending September 30, 2001 and September 30, 2000.

     The accounting policies followed by Farmers are set forth in Note 1 to the financial statements in the 2001 Farmers Annual Report filed on Form 10-KSB, except for the following:

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

Management  Policy  in  Identifying  Reportable  Segments
---------------------------------------------------------

The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique products.

Types  of  Products  and  Services
----------------------------------

The Company's results of operations are primarily reviewed on a consolidated basis. Management has organized the Company into four segments: Other (which includes Administration), IGA Grocery, Mini-Mart, and Feed. "Other" relates to the rental of various rental spaces and acts as a support to the other departments. IGA Grocery is a full service grocery store serving Deming and the surrounding community. Mini-Mart is a convenience store that caters to the local community and various other customers passing through town. The Feed segment main business is with the farming community in and around Luna county.

Segment  Profit  and  Loss
--------------------------

The company accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on segment profit and loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

The following represents selected consolidated financial information for the Company's segments for the three months ended September 30, 2001 and 2000. Administrative overhead which is not attributable to any particular segment has been allocated based on the net revenues of the segments:

SEPTEMBER  30,  2001

                                                                     Total From
                                                                     Continuing  Discontinued
                       Other     IGA Grocery   Mini-Mart     Feed    Operations   Operations     Total
                    -----------  ------------  ----------  --------  -----------  -----------  ----------
Segment data:

Revenues                            2,410,828    507,919    92,979    3,011,726            -   3,011,726

Other income, net       44,901         25,807          -         -       70,708            -      70,708

Net revenues            44,901      2,436,635    507,919    92,979    3,082,434            -   3,082,434

Income(loss) from
  segment               (5,095)         5,986     (6,610)   (3,344)      (9,063)           -      (9,063)

Depreciation             4,587         27,460      1,626     1,832       35,505            -      35,505

Interest expense        30,840              -        204         -       31,044            -      31,044

SEPTEMBER 30, 2000

Segment data:

Revenues                     -      2,491,155    563,835    95,727    3,150,717       89,917   3,240,634

Other income, net       33,299         22,672          -         -       55,971            -      55,971

Net revenues            33,299      2,513,827    563,835    95,727    3,206,688       89,917   3,296,605

Income(loss) from
  segment              (12,097)        50,467     (3,513)  (33,535)       1,322      (89,601)    (88,279)

Depreciation               322         37,340     10,293     1,621       49,576       18,486      68,062

Interest expense        31,620            963         30        95       32,708          216      32,924

Net sales shown for Other and IGA Grocery for September 30, 2000 changed due to the method used to allocate other income, net. As a direct result the amount shown as income (loss) from segment has changed for Other and IGA Grocery.

Restatement
-----------

During fiscal year 2001, during a complete review of shareholder records, management discovered that five shares of common stock issued in prior years had not been recorded. This error was corrected in 2001 by restating the opening 2000 number of shares of common stock outstanding and retained earning amounts. The effect of the error understated common stock outstanding by $125, changed the number of issued shares on the balance sheet from 13,910 to 13,915 shares, and changed the number of outstanding shares on the balance sheet from 13,776 to 13,781. The statement of operations for the current and prior years did not change. The net effect on retained earnings of the restatement was a decrease of $125.

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

FINANCIAL  CONDITION  AND  CHANGES  IN  FINANCIAL  CONDITION

     The Company experienced a small operating loss from continuing operations for the first quarter of fiscal year 2002, and accordingly the Company's retained earnings account deteriorated from a negative $206,081 at June 30, 2001 to $215,144 at the end of the fiscal quarter. Over the past several years, the Company's stockholders' equity has decreased in every financial reporting period so that it now stands at $129,381. Management believes that the bottom has been reached and that stockholders' equity will gradually increase in future periods. Among the encouraging signs is the decrease in accounts payable during this fiscal quarter from $631,832 to $463,414, a reduction of 26.7% in just three months. Accrued expenses payable increased to $24,224, or 16.1%, during the same period, principally due to the accrual of sick leave and vacation for employees.

     The Company's long-term mortgage note had a balance at the end of the current fiscal quarter of $1,245,346. Although its maturity date has been extended by the holder until January 24, 2003, it is still shown as a current liability because there are financial maintenance covenants of the Company in the note that have not been met and have not been waived in writing. The Company does not presently have enough cash to pay off the mortgage loan in full at maturityAs reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. The Company's long term obligations total $179,248 and include a new server for the office, a copy machine, security system, check clearing machines, and the note given to obtain the funds to pay to K-Mart in settlement of the back rent litigation claim reported on previously.

     In recent months, the Company has begun to reverse the effect of years of neglect of its physical plant by paying for repairs to roofs, updating and enlarging freezer and cooler capacity, and acquiring an electric shopping cart. It has also set aside a small operating reserve as a cushion.

     The Company currently has 92 employees and anticipates no material changes in the number in the near future.

RESULTS  OF  OPERATIONS

     Net sales and gross revenue for the first quarter of fiscal 2002 decreased approximately $140,000 , or 4.4 %, from the same period for fiscal 2001, but cost of sales also decreased about $92,000, or 3.7 %. Segment reporting shows IGA Grocery sales decreased about $80,000, or 3.2%, and Mini-Mart sales decreased about $56,000, or 9.9 %, during the three months ended September 30, 2001, compared to the same period of 2000, principally due to the continuing depressed economic conditions in Deming and Luna County generally. Selling, general and administrative expenses were down $32,839, or 4.9% compared to the same period a year ago.

     Also, the profitability of the IGA Grocery operation has declined as against the same period a year ago, decreasing from income of $50,467 last year to income of $5,986 in the current period. In the opinion of management, this is attributable to the same general economic conditions referred to above.

     Feed store sales remained virtually the same during the three months ended September 30, 2001 over the same period of 2000 ($92,979 vs. $95,727 last year), but the operating loss associated therewith decreased sharply, from $33,535 in the first fiscal quarter of fiscal 2001 to $3,344 in the current period.


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

     Dated:  November  13,  2001.


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