Form 10QSB
period 2001-12-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2002-02-13
CIK 781889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB


       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

                         Commission File Number 0-13963

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
             (Exact name of registrant as specified in its charter)


            NEW MEXICO                                    85-0054230
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)




                      811 South Platinum, Deming NM  88030
                                 (505) 546-2769



     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 says.


                        Yes [ X ]       No  [   ]


     As of December 31, 2001, 13,781.47 shares of Common Stock of Mimbres Valley Farmers Association, Inc. (Farmers or the Company) were outstanding.


      Traditional small business disclosure format:   Yes [   ]   No [ X ]

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                          INDEX

                                                                                 PAGE

PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements

                    Balance Sheets as of
                      December 31, 2001 and June 30, 2001                         1

                    Statements of Operations and Retained Earnings (Deficit)
                      for the three months and six months ended
                      December 31, 2001 and 2000                                  3

                    Statements of Cash Flows for the
                      six months ended
                      December 31, 2001 and 2000                                  4

                    Notes to Unaudited Financial Statements                       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of Operations              9

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                             13

          Item 2.   Changes in Securities                                         13

          Item 3.   Defaults upon Senior Securities                               13

          Item 4.   Submission of Matters to a Vote of Security Holders           13

                              PART I.  FINANCIAL INFORMATION

                              ITEM 1:  FINANCIAL STATEMENTS

                         Mimbres Valley Farmers Association, Inc.
                                    dba Farmers, Inc.
                                      Balance Sheets
                           December 31, 2001 and June 30, 2001

                                        UNAUDITED
                                          ASSETS

                                                        At                          At
                                                  December 31, 2001            June 30, 2001
                                              --------------------------  -----------------------
Current Assets

  Cash and cash equivalents                   $                   50,310  $               140,526
  Accounts receivable, net of
    allowance for doubtful accounts,
    December 31, 2001, $4,000;
    June 30, 2001, $4,000
      Trade                                                       52,887                   46,291
      Related parties                                              5,181                      984
      Other                                                        6,525                    3,352
  Inventories                                                    685,214                  689,561
  Prepaid expenses                                                37,963                   79,407
                                              --------------------------  -----------------------

      Total current assets                                       838,080                  960,121
                                              --------------------------  -----------------------

Property and Equipment, net                                    1,210,636                1,217,000
                                              --------------------------  -----------------------

Other Non-Current Assets

  Note receivable                                                 18,078                   18,078
  Investments in supplier                                         16,900                   16,900
  Other assets                                                       427                      427
  Deferred income tax asset                                          631                      631
                                              --------------------------  -----------------------

      Other non-current assets, net                               36,036                   36,036
                                              --------------------------  -----------------------

        Total assets                          $               2,084,752   $             2,213,157
                                              ==========================  =======================


                See accompanying notes to financial statements.

                                 Mimbres Valley Farmers Association, Inc.
                                            dba Farmers, Inc.
                                              Balance Sheets
                                   December 31, 2001 and June 30, 2001


                                                 UNAUDITED
                                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 At                        At
                                                         December 31, 2001            June 30, 2001
                                                    ---------------------------  ------------------------
Current Liabilities

  Note payable                                       $               1,224,393   $             1,265,809
  Current portion of long-term
    debt and capital leases                                             58,334                    10,681
  Accounts payable                                                     394,319                   631,832
  Accrued expenses payable                                             175,248                   150,548
                                                    ---------------------------  ------------------------

      Total current liabilities                                      1,852,294                 2,058,870
                                                    ---------------------------  ------------------------

Non-current Liabilities

  Long-term debt and capital leases,
    less current portion                                               113,087                    15,843
                                                    ---------------------------  ------------------------

      Total non-current liabilities                                    113,087                    15,843
                                                    ---------------------------  ------------------------

        Total Liabilities                                            1,965,381                 2,074,713
                                                    ---------------------------  ------------------------

Shareholders' Equity

  Common stock, $25 par value;
    20,000 authorized: 13,915 issued
    and 13,781 outstanding                                             347,875                   347,875

  Retained deficit                                                    (225,154)                 (206,081)

  Less: 134 shares treasury stock                                       (3,350)                   (3,350)
                                                    ---------------------------  ------------------------

      Total shareholders' equity                                       119,371                   138,444
                                                    ---------------------------  ------------------------

        Total liabilities and shareholder's equity  $               2,084,752    $             2,213,157
                                                    ===========================  ========================


                 See accompanying notes to financial statements.

                                        Mimbres Valley Farmers Association, Inc.
                                                   dba Farmers, Inc.
                                Statements of Operations and Retained Earnings (Deficit)
                         For the three months and  six months ended December 31, 2001 and 2000


                                                       UNAUDITED

                                                     Three Months Ended                      Six Months Ended
                                                         December 31,                           December 31,
                                                  2001                 2000               2001               2000
                                          --------------------  ------------------  -----------------  ----------------
Net sales and gross revenue               $         2,806,571   $       3,056,366   $      5,818,297   $     6,207,083
Cost of sales                                       2,201,649           2,556,972          4,617,069         5,064,821
                                          --------------------  ------------------  -----------------  ----------------
      Gross profit                                    604,922             499,394          1,201,228         1,142,262

Selling, general and
  administrative expenses                             625,061             649,936          1,256,815         1,314,529
                                          --------------------  ------------------  -----------------  ----------------
      Operating (loss)                                (20,139)           (150,542)           (55,587)         (172,267)

Other income (expense)
  Rental income                                        26,256              16,018             46,806            40,250
  Fees and commissions                                 15,506              22,836             36,532            41,206
  Other income                                          1,363              11,588             17,216            24,957
  Interest expense                                    (32,996)            (35,551)           (64,040)          (68,475)
                                          --------------------  ------------------  -----------------  ----------------
      Income (loss) before
        income tax benefit (expense)                  (10,010)           (135,651)           (19,073)         (134,329)

Income tax benefit (expense)                                -                   -                  -                 -
                                          --------------------  ------------------  -----------------  ----------------
      Income (loss) from
        continuing operations                         (10,010)           (135,651)           (19,073)         (134,329)

Discontinued operations
  Income (loss) from operations of
    discontinued Hardware segment
    (less applicable income taxes of $0)                    -              (3,869)                 -           (93,470)
                                          --------------------  ------------------  -----------------  ----------------
      Net (loss)                                      (10,010)           (139,520)           (19,073)         (227,799)

Retained earnings (deficit)
  Beginning of the period                            (215,144)            (82,653)          (206,081)            5,626
                                          --------------------  ------------------  -----------------  ----------------
  End of the period                       $          (225,154)  $        (222,173)  $       (225,154)  $      (222,173)
                                          ====================  ==================  =================  ================

Basic and Diluted (Loss)
  per common share
  (Loss) from continuing operations       $             (0.72)  $           (9.84)  $          (1.38)  $         (9.75)
  (Loss) from discontinued operations                       -               (0.28)                 -             (6.78)
                                          --------------------  ------------------  -----------------  ----------------
                                          $             (0.72)  $          (10.12)  $          (1.38)  $        (16.53)
                                          ====================  ==================  =================  ================


                 See accompanying notes to financial statements.

                                 Mimbres Valley Farmers Association, Inc.
                                            dba Farmers, Inc.
                                         Statements of Cash Flows
                           For the six months ended December 31, 2001 and 2000


                                                UNAUDITED


                                                                      Six Months Ended
                                                        December 31, 2001           December 31, 2000
                                                    --------------------------  -------------------------
Cash flows from operating activities
  Net (loss)                                        $                 (19,073)  $               (227,799)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                    71,010                    136,124
      Gain on sale of fixed assets                                     (3,185)                    (5,957)
      Property and equipment additions in
        accounts payable                                               (1,122)                         -
  Changes in assets and liabilities:
    Accounts receivable                                               (13,966)                    19,279
    Inventories                                                         4,347                    171,996
    Prepaid expenses                                                   41,444                     60,382
    Accounts payable                                                 (237,513)                  (173,994)
    Accrued expenses                                                   24,700                     (2,735)
                                                    --------------------------  -------------------------
    Net cash provided (used) by
      operating activities                                           (133,358)                   (22,704)
                                                    --------------------------  -------------------------

Cash flows from investing activities
  Additions to property and equipment, net                            (48,927)                   (43,846)
  Sale of fixed assets                                                  3,185                      5,957
  Increase in notes receivable                                              -                    (10,813)
                                                    --------------------------  -------------------------
    Net cash provided (used) by
      investing activities                                            (45,742)                   (48,702)
                                                    --------------------------  -------------------------

Cash flows from financing activities
  Proceeds from long-term financing                                   150,000                          -
  Repayment of short-term debt                                        (41,416)                         -
  Repayment of long-term debt and capital leases                      (19,700)                   (37,438)
                                                    --------------------------  -------------------------
    Net cash provided (used) by
      financing activities                                             88,884                    (37,438)
                                                    --------------------------  -------------------------

Increase (decrease) in cash                                           (90,216)                  (108,844)

Cash at beginning of period                                           140,526                    256,690
                                                    --------------------------  -------------------------

Cash at end of period                               $                 50,310    $                147,846
                                                    ==========================  =========================


                 See accompanying notes to financial statements.

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements


Note 1.   Description  of  Business

          Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. ("Farmers" or the "Company"), a New Mexico Corporation, currently operates a retail grocery store, convenience store and feed store. The Company also leases certain retail space to unrelated parties. All operations are located in Deming, New Mexico ("Deming"). The economy of Deming is dependent mainly on agriculture and related agri-business.

Note 2.   Basis  of  Presentation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Mimbres Valley Farmers Association, Inc. (Farmers) as of December 31, 2001 and June 30, 2001 and the results of operations and cash flows for the three month and six-month periods ending December 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 2001 Annual Report. The results of operations for the six months ended December 31, 2001, are not necessarily indicative of results for a full year.

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

          Use  of  Estimates
          ------------------

          The preparation of the Company's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Types  of  Products  and  Services
          ----------------------------------

          The Company's results of operations are primarily reviewed on a consolidated basis. Management has organized the Company into four segments: Other (which includes Administration), IGA Grocery, Mini-Mart, and Feed. "Other" relates to the rental of various rental spaces and acts as a support to the other departments. IGA Grocery is a full service grocery store serving Deming and the surrounding community. Mini-Mart is a convenience store that caters to the local community and various other customers who

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements


Note 2.   Basis  of  Presentation  (continued)

          Types  of  Products  and  Services  (continued)
          ----------------------------------

          pass through town. The Feed segment main business is with the farming community in and around Luna County.

          Management  Policy  in  Identifying  Reportable  Segments
          ---------------------------------------------------------

          The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique products.

          Segment  Profit  and  Loss
          --------------------------

          The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on segment profit and loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

          The following represents selected consolidated financial information for the Company's segments for the three months and six months ended December 31, 2001 and 2000. Administrative overhead that is not attributable to any particular segment has been allocated based on the net revenues of the segments.

                                                                                    Continuing    Discontinued
                                   IGA Grocery    Mini-Mart     Feed      Other     Operations     Operations       Total
                                  -------------  -----------  ---------  --------  ------------  --------------  -----------
          Segment data
            Three months ended:
          December 31, 2001
          Revenues                $  2,292,290   $  428,149   $ 86,132         -   $ 2,806,571               -   $2,806,571
          Other Income                  18,763        8,570          -    15,792        43,125               -       43,125
          Net revenues               2,311,053      436,719     86,132    15,792     2,849,696               -    2,849,696
          Income (loss)
          from segment                  36,366         (138)   (22,308)  (23,930)      (10,010)              -      (10,010)
          Depreciation                  18,661        1,626      1,832     4,588        26,707               -       26,707
          Interest expense               1,202          247         23    31,524        32,996               -       32,996

          December 31, 2000
          Revenues                $  2,441,969   $  508,013   $106,384         -   $ 3,056,366   $       7,120   $3,063,486
          Other income, net             23,240        4,543          -    22,659        50,442               -       50,442
          Net revenues               2,465,209      512,556    106,384    22,659     3,106,808           7,120    3,113,928
          Income (loss)
            from segment               (43,832)      18,170    (28,990)  (80,999)     (135,651)         (3,869)    (139,520)
          Depreciation                 (13,066)        (374)      (189)   78,776        65,147            (690)      64,457
          Interest expense                 680            1        105    34,765        35,551              59       35,610

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements

Note 2.   Basis of Presentation  (continued)

          Segment Profit and Loss  (continued)
          -----------------------

                                                                                  Continuing    Discontinued
                                IGA Grocery    Mini-Mart     Feed       Other     Operations     Operations       Total
                                ------------  -----------  ---------  ---------  ------------  --------------  -----------
          Segment data
            Six months ended:
          December 31, 2001
          Revenues              $  4,703,118  $  936,068   $179,111   $      0   $ 5,818,297   $           0   $5,818,297
          Other Income                44,570       8,570          -     47,414       100,554               -      100,554
          Net revenues             4,747,688     944,638    179,111     47,414     5,918,851               -    5,918,851
          Income (loss)
          from segment                42,352      (6,748)   (25,652)   (29,025)      (19,073)              -      (19,073)
          Depreciation                46,121       3,252      3,664      9,175        62,212               -       62,212
          Interest expense             1,202         451         23     62,364        64,040               -       64,040

          December 31, 2000
          Revenues              $  4,933,124  $1,071,848   $202,111   $      0   $ 6,207,083   $      97,037   $6,304,120
          Other income, net           45,912       4,543          -     55,958       106,413               -      106,413
          Net revenues             4,979,036   1,076,391    202,111     55,958     6,313,496          97,037    6,410,533
          Income (loss)
          from segment                 6,635      14,657    (62,525)   (93,096)     (134,329)        (93,470)    (227,799)
          Depreciation                27,879       9,919      1,432     79,098       118,328          17,796      136,124
          Interest expense             1,643          31        200     66,601        68,475             275       68,750

          Restatement
          -----------

          During fiscal year 2001, during a complete review of shareholder records, management discovered that five shares of common stock issued in prior years had not been recorded. This error was corrected in 2001 by restating the opening 2000 number of shares of stock outstanding and retained earnings amounts. The effect of the error understated common stock outstanding by $125, changed the number of issued shares on the balance sheet from 13,910 to 13,915 shares, and changed the number of outstanding shares on the balance sheet from 13,776 to 13,781. The statement of operations for the current and prior six months did not change. The net effect on retained earnings after the restatement was a decrease of $125.

          Revenue  Recognition
          --------------------

          Revenue is recognized from retail operations at the point of sale. Rental income is recognized when earned according to the individual lease contracts. The Company recognizes contingent rental income when received.

          Cost  of  Sales
          ---------------

          Cost of sales includes cost of merchandise, including shipping, and is reflected net of vendor rebates.

          Comparability
          -------------

          Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements

Note 2.   Basis  of  Presentation  (continued)

          Supplemental  Cash  Flow  Information
          -------------------------------------

          Selected  cash  payments  and  non-cash  activities  were  as follows:

                                                              Six Months ended
                                                                December 31,
                                                               2001      2000
                                                             --------  --------
          Cash payments for interest                         $ 66,018  $ 68,475

          Non-cash capitalized leases incurred                 14,597         -

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This discussion and analysis reflects Mimbres Valley Farmers Association, Inc.'s ("Farmers") financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Farmers financial statements and their notes and other statistical data provided in this Form 10-QSB. This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words like "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, demand and pricing for our products and services, competition, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

          Financial  Condition  and  Changes  in  Financial  Condition
          ------------------------------------------------------------

          Mimbres Valley Farmers Association, Inc.'s total assets decreased by $128,405, or 5.8%, to $2,084,752 at December 31, 2001, from $2,213,157 at June 30, 2001. The decrease in total assets was caused primarily by decreases in cash, inventory, and prepaid expenses. Cash decreased by $90,216, or 64.2% to $50,310 from $140,526 at June 30, 2001. The decrease in cash was the result of the Company's continuing effort to reduce outstanding accounts payable. Accounts receivable trade increased by $6,596, or 14.24% to $52,887 from $46,291 while related party and other receivables increased $7,370, or 170% to $11,706 from $4,336 at June 30, 2001. Related party receivables consist of trade accounts receivable owed to the Company by directors and employees. All related party receivables are current as of December 31, 2001. Inventory decreased by $4,347, less than one percent, to $685,214 from $689,561 at June 30, 2001. Prepaid expenses decreased by $41,444, or 52.19% to $37,963 from $79,407 at June 30, 2001. Gross fixed assets increased by $64,646, or 1.57% to $4,177,175 from $4,112,529 at June
          30, 2001 and the Company recorded $71,010 in depreciation expense and related accumulated depreciation during the six months ended December 31, 2001.

          Total liabilities decreased by $109,332, or 5.27%, to $1,965,381 at December 31, 2001 from $2,074,713 at June 30, 2001. The decrease resulted primarily from the Company's effort to reduce outstanding accounts payable. Accounts payable decreased by $237,513, or 37.6% to $394,319 from $631,832 at June 30, 2001. Loans, notes and capital leases payable increased $103,481, or 8% to a total of $1,395,814 from $1,292,333 at June 30, 2001. Accrued expenses increased by $24,700, or 16.4% to $175,248 from $150,548 at June 30, 2001. The increase in accrued expenses is attributable an increase in accrued wages payable at December 31, 2001.

          ------------------------------------------------------------

          Total shareholders' equity decreased $19,073, or 13.78% to $119,371 from $138,444 at June 30, 2001. The decrease was the result of operating losses for the first six months of fiscal year 2002. Management believes that the bottom has been reached and expects shareholders' equity to gradually increase in future periods.

          Comparison  of  Operating  Results  for  the  Three  Months  Ended
          ------------------------------------------------------------------
          December  31,  2001  and  2000
          ------------------------------

          General - Revenues decreased for the three months ended December 31, 2001 by $249,795, or 8.17% to $2,806,571 from $3,056,366 for the three months ended December 31, 2000. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally. Net Loss decreased by $129,510, or 92.8% to $10,010 for the three months ended December 31, 2001 from $139,520 for the three months ended December 31, 2000. The decrease in net loss resulted primarily from an increase in the overall gross profit percentage of 3% for the three months ended December 31, 2001 over the gross profit percentage realized at December 31, 2000.

          IGA Grocery - Revenues decreased for the three months ended December 31, 2001 by $149,679, or 6.1% to $2,292,290 from $2,441,969 for the three months ended December 31, 2000. Management believes the decreased revenues in this area are due to the introduction of a new competitor who initially cut prices to attract customers. From the outward appearance of the competitor's store, management believes that they will see a reversal of this trend in the upcoming quarters. Net income from the segment increased $80,198 to $36,366 from a net loss of $43,832 for the three months ended December 31, 2000. This increase in net income resulted primarily in the increase in gross profit percentage for the segment of 2.6%

          Mini-Mart - Revenues decreased for the three months ended December 31, 2001 by $79,864, or 15.7% to $428,149 from $508,013 for the three months ended December 31, 2000. Net income decreased for the three months ended by $18,308, or 101% to a net loss of $138 from net income of $18,170 for the three months ended December 31, 2000. These decreases resulted primarily from the dependence of convenience stores on the sale of gasoline which has varying prices and profit margins from period to period in addition to increased competition in the area.

          Feed - Revenues decreased for the three months ended December 31, 2001 by $20,252, or 19% to $86,132 from $106,384 for the three months ended December 31, 2000. The decrease resulted primarily from decreased demand and increased competition in the area.

          Comparison  of  Operating  Results  for  the  Six  Months  Ended
          ----------------------------------------------------------------
          December  31,  2001  and  2000
          ------------------------------

          General - Revenues decreased for the six months ended December 31, 2001 by $388,786, or 6.26% to $5,818,297 from $6,207,083 for the six months ended December 31, 2000. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County

          Comparison  of  Operating  Results  for  the  Six  Months  Ended
          ----------------------------------------------------------------
          December  31,  2001  and  2000  (continued)
          ------------------------------

          generally. Net Loss decreased by $208,726, or 91.6% to $19,073 for the six months ended December 31, 2001 from $227,799 for the six months ended December 31, 2000. The decrease in net loss resulted primarily from an increase in the overall gross profit percentage of 3% for the six months ended December 31, 2001 over the gross profit percentage realized at December 31, 2000 and the elimination of the costs associated with the discontinued Hardware segment.

          IGA Grocery - Revenues decreased for the six months ended December 31, 2001 by $230,006, or 4.6% to $4,703,118 from $4,933,124 for the six months ended December 31, 2000. Management believes the decreased revenues in this area are due to the introduction of a new competitor who initially cut prices to attract customers. From the outward appearance of the competitor's store, management believes that they will see a reversal of this trend in the upcoming quarters. Net income from the segment increased $35,717, or 538% to $42,352 from $6,635 for the six months ended December 31, 2000.

          Mini-Mart - Revenues decreased for the six months ended December 31, 2001 by $135,780, or 12.6% to $936,068 from $1,071,848 for the six months ended December 31, 2000. Net income decreased for the six months ended by $21,408, or 146% to a net loss of $6,748 from net income of $14,657 for the six months ended December 31, 2000. These decreases resulted primarily from the dependence of convenience stores on the sale of gasoline which has varying prices and profit margins from period to period in addition to increased competition in the area.

          Feed - Revenues decreased for the six months ended December 31, 2001 by $23,000, or 11.38% to $179,111 from $202,111 for the six months ended December 31, 2000. The decrease resulted primarily from decreased demand and increased competition in the area.

          Mortgage  Note
          --------------

          The Company's mortgage note had a balance as of December 31, 2001 of $1,224,393. Although its maturity date has been extended by the holder until January 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

          Long-term  Contractual  Obligations
          -----------------------------------

          During the period ended December 31, 2001, the Company obtained a loan for $150,000, secured by a building and land with payment terms of $1,920.52 per month for ten years at an interest rate that floats 2.5% above prime, currently 9%. The purpose of this loan was to settle a claim by Kmart Corporation for disputed rent. Prior to June 30, 2001, the Company had committed to two capital leases, during the period ended December 31, 2001, the Company entered into two new capital leases for equipment totaling $14,597.

          Future maturities of long-term debt and capital leases as of December 31, 2001 are as follows (not including the mortgage note discussed above):

                                Payments due by Period
                -----------------------------------------------
                          Less than    1-3      4-5     After 5
                 Total    One Year    Years    Years     Years
                --------  ---------  -------  -------  --------
Long-term debt  $137,510  $   5,275  $26,213  $28,453  $ 77,569
Capital leases    33,911      5,401   22,540    5,970         -

          Litigation
          ----------

          The Company reached an agreement with Kmart Corporation on August 7, 2001 to a one-time payment of $150,000 to settle a claim for disputed rent. During the period ended December 31, 2001, the payment was made to Kmart Corporation in settlement of this claim. On January 2, 2002, the Company was notified by the Sixth Judicial District Court of Luna County that the action had been dismissed with prejudice.

          Physical  Plant
          ---------------

          In recent months, the Company has begun to reverse the effect of years of neglect of its physical plant by repairing roofs, updating and enlarging freezer and cooler capacity, acquiring an electric shopping cart, updating exterior lighting and floors. Management is currently soliciting bids to update the cash registers, register islands and sliding doors.

          Work  Force
          -----------

          The Company currently has 93 employees and anticipates no material changes in this number in the near future.

          Rental  Properties
          ------------------

          The Company maintains rental properties as part of its operations. During the three months ended December 31, 2001, the Company lost two of its tenants due to the results of the adverse economic conditions in Deming and Luna County. However, Family Dollar, an existing tenant, relocated to a larger building owned by the Company that was previously vacant, and Blockbuster Video opened a store in the old Family Dollar Building. The Company is actively pursuing other possible tenants to replace the occupants of the properties, but to date those efforts have not been successful.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

          Not applicable.

ITEM 2.   Changes in Securities

          Not applicable.

ITEM 3.   Defaults upon Senior Securities

          The Company's mortgage note had a balance as of December 31, 2001 of $1,224,393. Although its maturity date has been extended by the holder until January 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

          Not applicable.

ITEM 5.   OTHER.

          Not applicable.

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

     Dated:  February 13, 2002.


                                   MIMBRES  VALLEY  FARMERS
                                     ASSOCIATION,  INC.



                                   By:
                                      ------------------------------------
                                      Shelby  Phillips
                                      Chief  Executive  Officer
                                        and  General  Manager
                                      (Authorized  Representative)



                                   By:
                                      ------------------------------------
                                      Janet  Robinson
                                      Chief  Accounting  Officer
                                      (Principal  Financial  Officer)

                                INDEX TO EXHIBITS

Exhibit  No.     Description  of  Exhibits

3(i)             Articles  of  Incorporation  (aa)

3(ii)            Bylaws  (aa)


(aa) Incorporated by reference to the Company's Registration Statement on Form S-1.