Form 10QSB
period 2002-03-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2002-05-13
CIK 781889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB


       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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


                        Yes [ X ]       No  [   ]


     As of March 31, 2002, 13,781.47 shares of Common Stock of Mimbres Valley Farmers Association, Inc. (Farmers or the Company) were outstanding.


      Traditional small business disclosure format:   Yes [   ]   No [ X ]

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                      INDEX

                                                                                 PAGE

PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements

                    Balance Sheets as of
                      March  31, 2002 and June 30, 2001                           1

                    Statements of Operations and Retained Earnings (Deficit)
                      for the three months and nine months ended
                      March 31, 2002 and 2001                                     3

                    Statements of Cash Flows for the
                      nine months ended
                      March 31, 2002 and 2001                                     4

                    Notes to Unaudited Financial Statements                       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of Operations              9

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                             14

          Item 2.   Changes in Securities                                         14

          Item 3.   Defaults upon Senior Securities                               14

          Item 4.   Submission of Matters to a Vote of Security Holders           14

                          PART I.  FINANCIAL INFORMATION

                           ITEM 1:  FINANCIAL STATEMENTS

                     Mimbres Valley Farmers Association, Inc.
                                 dba Farmers, Inc.
                                  Balance Sheets
                         March 31, 2002 and June 30, 2001

                                    UNAUDITED
                                     ASSETS


                                               At                     At
                                         March 31, 2002          June 30, 2001
                                      ---------------------  ---------------------
Current Assets

  Cash and cash equivalents           $             208,521  $             140,526
  Accounts receivable, net of
    allowance for doubtful accounts,
    March 31, 2002, $5,950;
    June 30, 2001, $4,000
      Trade                                          31,996                 46,291
      Related parties                                 5,605                    984
      Other                                           7,636                  3,352
  Inventories                                       620,129                689,561
  Prepaid expenses                                   25,665                 79,407
                                      ---------------------  ---------------------

      Total current assets                          899,552                960,121
                                      ---------------------  ---------------------

Property and Equipment, net                       1,183,753              1,217,000
                                      ---------------------  ---------------------

Other Non-Current Assets

  Note receivable                                     9,039                 18,078
  Investments in supplier                            16,900                 16,900
  Other assets                                          427                    427
  Deferred income tax asset                             631                    631
                                      ---------------------  ---------------------

      Other non-current assets, net                  26,997                 36,036
                                      ---------------------  ---------------------

        Total assets                              2,110,302              2,213,157
                                      =====================  =====================


                 See accompanying notes to financial statements.

                             Mimbres Valley Farmers Association, Inc.
                                         dba Farmers, Inc.
                                          Balance Sheets
                                 March 31, 2002 and June 30, 2001

                                             UNAUDITED
                               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                              At                      At
                                                        March 31, 2002          June 30, 2001
                                                    ----------------------  ----------------------
Current Liabilities

  Note payable                                      $           1,202,938   $           1,265,809
  Current portion of long-term
    debt and capital leases                                        16,918                  10,681
  Accounts payable                                                433,948                 631,832
  Accrued expenses payable                                        168,880                 150,548
                                                    ----------------------  ----------------------

      Total current liabilities                                 1,822,684               2,058,870
                                                    ----------------------  ----------------------

Non-current Liabilities

  Long-term debt and capital leases,
    less current portion                                          149,718                  15,843
                                                    ----------------------  ----------------------

      Total non-current liabilities                               149,718                  15,843
                                                    ----------------------  ----------------------

        Total Liabilities                                       1,972,402               2,074,713
                                                    ----------------------  ----------------------

Shareholders' Equity

  Common stock, $25 par value;
    20,000 authorized: 13,915 issued
    and 13,781 outstanding                                        347,875                 347,875

  Retained deficit                                               (206,625)               (206,081)

  Less: 134 shares treasury stock                                  (3,350)                 (3,350)
                                                    ----------------------  ----------------------

      Total shareholders' equity                                  137,900                 138,444
                                                    ----------------------  ----------------------

        Total liabilities and shareholders' equity  $           2,110,302   $           2,213,157
                                                    ======================  ======================


                 See accompanying notes to financial statements.

                                   Mimbres Valley Farmers Association, Inc.
                                              dba Farmers, Inc.
                           Statements of Operations and Retained Earnings (Deficit)
                      For the three months and nine months ended March 31, 2002 and 2001


                                                  UNAUDITED

                                               Three Months Ended                   Nine Months Ended
                                                     March 31,                           March 31,
                                               2002             2001              2002             2001
                                          ---------------  ---------------  ----------------  ---------------
Net sales and gross revenue               $    2,732,651   $    2,916,884   $     8,550,949   $    9,123,967
Cost of sales                                  2,140,686        2,207,860         6,757,755        7,272,681
                                          ---------------  ---------------  ----------------  ---------------
      Gross profit                               591,965          709,024         1,793,194        1,851,286

Selling, general and
  administrative expenses                        610,264          665,932         1,867,079        1,980,461
                                          ---------------  ---------------  ----------------  ---------------
      Operating income (loss)                    (18,299)          43,092           (73,885)        (129,175)

Other income (expense)
  Rental income                                   27,665           19,480            74,471           59,730
  Fees and commissions                            14,103           14,475            50,635           55,681
  Other income                                    29,396           31,263            46,611           56,220
  Interest expense                               (34,336)         (21,071)          (98,376)         (89,546)
                                          ---------------  ---------------  ----------------  ---------------
      Income (loss) before
        income tax benefit (expense)              18,529           87,239              (544)         (47,090)

Income tax benefit (expense)                           -                -                 -                -
                                          ---------------  ---------------  ----------------  ---------------
      Income (loss) from
        continuing operations                     18,529           87,239              (544)         (47,090)

Discontinued operations
  Income (loss) from operations of
    discontinued Hardware segment
    (less applicable income taxes of $0)               -         (224,314)                -         (317,784)
                                          ---------------  ---------------  ----------------  ---------------
      Net income (loss)                           18,529         (137,075)             (544)        (364,874)

Retained earnings (deficit)
  Beginning of the period                       (225,154)        (222,173)         (206,081)           5,626
                                          ---------------  ---------------  ----------------  ---------------
  End of the period                       $     (206,625)  $     (359,248)  $      (206,625)  $     (359,248)
                                          ===============  ===============  ================  ===============

Basic and Diluted Income (Loss)
  per common share
  Income (Loss) from
    continuing operations                 $         1.34   $         6.33   $         (0.04)  $        (3.42)
  (Loss) from discontinued operations                  -           (16.28)                -           (23.06)
                                          ---------------  ---------------  ----------------  ---------------
                                          $         1.34   $        (9.95)  $         (0.04)  $       (26.48)
                                          ===============  ===============  ================  ===============


                 See accompanying notes to financial statements.

                               Mimbres Valley Farmers Association, Inc.
                                          dba Farmers, Inc.
                                      Statements of Cash Flows
                          For the nine months ended March 31, 2002 and 2001


                                            UNAUDITED

                                                                   Nine Months Ended
                                                        March 31, 2002           March 31, 2001
                                                    -----------------------  -----------------------
Cash flows from operating activities
  Net (loss)                                        $                 (544)  $             (364,874)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                106,516                  204,186
      Gain on sale of fixed assets                                  (6,635)                       -
      Property and equipment additions in
        accounts payable                                            (1,600)                       -
  Changes in assets and liabilities:
    Accounts receivable                                              5,390                   32,823
    Inventories                                                     69,432                  419,320
    Prepaid expenses                                                53,742                     (402)
    Other assets                                                         -                    5,500
    Accounts payable                                              (197,884)                (333,895)
    Accrued expenses                                                18,332                   31,520
                                                    -----------------------  -----------------------
    Net cash provided (used) by
      operating activities                                          46,749                   (5,822)
                                                    -----------------------  -----------------------

Cash flows from investing activities
  Additions to property and equipment, net                         (57,073)                 (54,251)
  Sale of fixed assets                                               6,635                        -
  Decrease in notes receivable                                       9,039                   17,072
                                                    -----------------------  -----------------------
    Net cash provided (used) by
      investing activities                                         (41,399)                 (37,179)
                                                    -----------------------  -----------------------

Cash flows from financing activities
  Proceeds from long-term financing                                150,000                        -
  Repayment of short-term debt                                     (62,871)                       -
  Repayment of long-term debt and capital leases                   (24,484)                 (70,588)
                                                    -----------------------  -----------------------
    Net cash provided (used) by
      financing activities                                          62,645                  (70,588)
                                                    -----------------------  -----------------------

Increase (decrease) in cash                                         67,995                 (113,589)

Cash at beginning of period                                        140,526                  256,690
                                                    -----------------------  -----------------------

Cash at end of period                                              208,521                  143,101
                                                    =======================  =======================


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

Note  2.  Basis  of  Presentation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Mimbres Valley Farmers Association, Inc. (Farmers) as of March 31, 2002 and June 30, 2001, the results of operations for the three month and nine-month periods ending March 31, 2002 and 2001 and the statements of cash flows for the nine month periods ending March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 2001 Annual Report. The results of operations for the nine months ended March 31, 2002, are not necessarily indicative of results for a full year.

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

          Types  of  Products  and  Services
          ----------------------------------

          The Company's results of operations are reviewed primarily on a consolidated basis. Management has organized the Company into four segments: Other (which includes Administration), IGA Grocery, Mini-Mart, and Feed. "Other" relates to the rental of various rental spaces and acts as a support to the other departments. IGA Grocery is a full service grocery store serving Deming and the surrounding community. Mini-Mart is a convenience store that caters to the local community and various other customers who

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                    Notes to Unaudited Financial Statements


Note  2.  Basis  of  Presentation  (continued)

          Types  of  Products  and  Services  (continued)
          ----------------------------------

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

          The following represents selected consolidated financial information for the Company's segments for the three months and nine months ended March 31, 2002 and 2001. Administrative overhead that is not attributable to any particular segment has been allocated based on the net revenues of the segments.

                                                                         Continuing    Discontinued
                        IGA Grocery    Mini-Mart     Feed       Other    Operations     Operations       Total
                        ------------  -----------  ---------  ---------  -----------  --------------  -----------
Segment data
  Three months ended:
MARCH 31, 2002
Revenues                $  2,246,238  $  394,674   $ 91,739   $      -   $ 2,732,651  $           -   $2,732,651
Other Income                  21,042       4,256          -     45,866        71,164              -       71,164
Net revenues               2,267,280     398,930     91,739     45,866     2,803,815              -    2,803,815
Income (loss)
  from segment                33,478     (13,008)    (5,246)     3,305        18,529              -       18,529
Depreciation                  27,461       1,626      1,832      4,587        35,506              -       35,506
Interest expense               1,179         335         28     32,794        34,336              -       34,336

MARCH 31, 2001
Revenues                $  2,337,104  $  480,379   $ 99,401   $      -   $ 2,916,884  $      54,182   $2,971,066
Other income, net             22,600       3,300          -     39,318        65,218              -       65,218
Net revenues               2,359,704     483,679     99,401     39,318     2,982,102         54,182    3,036,284
Income (loss)
  from segment               150,220     (14,364)   (17,207)   (31,410)       87,239       (224,314)    (137,075)
Depreciation                  13,940       4,960        715     48,447        68,062              -       68,062
Interest expense               1,322         136        123     19,490        21,071              -       21,071

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                    Notes to Unaudited Financial Statements


Note  2.  Basis  of  Presentation (continued)

          Segment  Profit  and  Loss (continued)
          --------------------------

                                                                         Continuing    Discontinued
                      IGA Grocery    Mini-Mart     Feed       Other      Operations     Operations       Total
                      ------------  -----------  --------  -----------  ------------  --------------  -----------
Segment data
 Nine months ended:
MARCH 31, 2002
Revenues              $  6,949,357  $1,330,742   $270,850   $       -   $ 8,550,949   $           -   $8,550,949
Other Income, net           65,611      12,826          -      93,280       171,717               -      171,717
Net revenues             7,014,968   1,343,568    270,850      93,280     8,722,666               -    8,722,666
Income (loss)
  from segment              75,830     (19,756)   (30,898)    (25,720)         (544)              -         (544)
Depreciation                82,380       4,878      5,496      13,762       106,516               -      106,516
Interest expense             2,381         786         51      95,158        98,376               -       98,376

MARCH 31, 2001
Revenues              $  7,270,228  $1,552,227   $301,512   $       -   $ 9,123,967   $     151,219   $9,275,186
Other income, net           68,512       7,843          -      95,276       171,631               -      171,631
Net revenues             7,338,740   1,560,070    301,512      95,276     9,295,598         151,219    9,446,817
Income (loss)
  from segment             156,855         293    (79,732)   (124,506)      (47,090)       (317,784)    (364,874)
Depreciation                41,819      14,879      2,147     127,545       186,390          17,796      204,186
Interest expense             2,965         167        323      86,091        89,546             275       89,821

          Restatement
          -----------

          During fiscal year 2001, management completed a review of shareholder records and it was discovered that five shares of common stock issued in prior years had not been recorded. This error was corrected in 2001 by restating the opening 2000 number of shares of stock outstanding and retained earnings amounts. The effect of the error understated common stock outstanding by $125, changed the number of issued shares on the balance sheet from 13,910 to 13,915 shares, and changed the number of outstanding shares on the balance sheet from 13,776 to 13,781. The statement of operations for the current and prior nine months did not change. The net effect on retained earnings after the restatement was a decrease of $125.

          Revenue  Recognition
          --------------------

          Revenue is recognized from retail operations at the point of sale. Vendor allowances and credits that relate to the Company's buying and merchandising activity are recognized as reductions of cost of sales when received. Rental income is recognized when earned according to the individual lease contracts. The Company is party to one lease agreement that has a contingent rental provision. The lessee rarely reaches the contingency limit and, accordingly, the Company records no accrual for contingent rental income, but recognizes any contingent rental income when it is received.

          Cost  of  Sales
          ---------------

          Cost of sales includes cost of merchandise, including shipping, and is reflected net of vendor rebates.

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                    Notes to Unaudited Financial Statements

          Comparability
          -------------

          Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year. Specifically, items shown in the segment information for prior periods have been presented using the method currently used by management to allocate general and administrative expenses to the segment.

Note  2.  Basis  of  Presentation  (continued)

          Supplemental  Cash  Flow  Information
          -------------------------------------

          Selected  cash  payments  and  non-cash  activities  were  as follows:

                                                    Nine Months ended
                                                        March 31,
                                                    2002          2001
                                               -------------   ------------
          Cash payments for interest           $     100,354   $     87,843

          Non-cash capitalized leases incurred        14,597              -


Note  3:  Sale  of  Assets-Subsequent  Event

          On April 24, 2002, the Company sold vacant land for $160,000, with an after tax gain of $118,838. The proceeds were used to repay long-term borrowings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This discussion and analysis reflects Mimbres Valley Farmers Association, Inc.'s ("Farmers") financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Farmers financial statements and the notes and other statistical data provided in this Form 10-QSB. This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words like "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, demand and pricing for our products and services, competition, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

          Financial  Condition  and  Changes  in  Financial  Condition
          ------------------------------------------------------------

          Mimbres Valley Farmers Association, Inc.'s total assets decreased by $102,855, or 4.65%, to $2,110,302 at March 31, 2002, from $2,213,157 at June 30, 2001. The decrease in total assets was caused primarily by decreases in inventory, prepaid expenses and fixed assets. Cash increased by $67,995, or 48.39% to $208,521 from $140,526 at June 30,
          2001. The increase in cash was the result of the Company's continuing effort to increase cash generated by operating activities. Accounts receivable trade decreased by $14,925, or 32.24% to $31,996 from $46,291 while related party and other receivables increased $8,905, or 205% to $13,241 from $4,336 at June 30, 2001. Related party receivables consist of trade accounts receivable owed to the Company by directors and employees. All related party receivables are current as of March 31, 2002. Inventory decreased by $69,432, or 10.07%, to $620,129 from $689,561 at June 30, 2001. Prepaid expenses decreased by $53,742, or 67.68% to $25,665 from $79,407 at June 30, 2001. Gross fixed assets increased by $73,269, or 1.78% to $4,185,798 from $4,112,529 at June 30, 2001 and the Company recorded $106,516 in depreciation expense and related accumulated depreciation during the nine months ended March 31, 2002.

          Total liabilities decreased by $102,311, or 4.93%, to $1,972,402 at March 31, 2002 from $2,074,713 at June 30, 2001. The decrease resulted primarily from the Company's effort to reduce outstanding accounts payable. Accounts payable decreased by $197,884, or 31.3% to $433,948 from $631,832 at June 30, 2001. Loans, notes and capital leases payable increased $77,241, or 5.97% to a total of $1,369,574 from $1,292,333 at June 30, 2001. Accrued expenses increased by $18,332, or 12.18% to $168,880 from $150,548 at June 30, 2001. The increase in accrued expenses is attributable to an increase in accrued wages payable at March 31, 2002.

          ------------------------------------------------------------

          Total shareholders' equity decreased $544, less than one percent to $137,900 from $138,444 at June 30, 2001. The decrease was the result of operating losses for the first nine months of fiscal year 2002. Management believes that the bottom has been reached and expects shareholders' equity to gradually increase in future periods.

          Comparison  of  Operating  Results  for  the  Three  Months  Ended
          ------------------------------------------------------------------
          March  31,  2002  and  2001
          ---------------------------

          General - Revenues decreased for the three months ended March 31, 2002 by $184,233, or 6.32% to $2,732,651 from $2,916,884 for the three months ended March 31, 2001. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally. Net Income increased by $155,604, or 113.52% to net income of $18,529 for the three months ended March 31, 2002 from a net loss of $137,075 for the three months ended March 31, 2001. During the three months ended March 31, 2001, the Company recognized a loss of $224,314 from its discontinued hardware segment which was the primary reason for the decrease in net loss for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001.

          IGA Grocery - Revenues decreased for the three months ended March 31, 2002 by $90,866, or 3.9% to $2,246,238 from $2,337,104 for the three months ended March 31, 2001. Management believes the decreased revenues in this area are due to the introduction of a new competitor who initially cut prices to attract customers and they feel this trend will reverse in the upcoming quarters. Net income from the segment decreased $116,742 to $33,478 from $150,220 for the three months ended March 31, 2001. The decrease in net income resulted primarily from changes in the method used to allocate certain general and administrative and depreciation expenses to the segment.

          Mini-Mart - Revenues decreased for the three months ended March 31, 2002 by $85,705, or 17.84% to $394,674 from $480,379 for the three months ended March 31, 2001. Net loss decreased for the three months ended by $1,356 or 9.44% to a net loss of $13,008 from $14,364 for the three months ended March 31, 2001. These decreases resulted primarily from the dependence of convenience stores on the sale of gasoline which has varying prices and profit margins from period to period in addition to increased competition in the area.

          Feed - Revenues decreased for the three months ended March 31, 2002 by $7,762, or 7.8% to $91,739 from $99,401 for the three months ended March 31, 2001. The decrease resulted primarily from decreased demand and increased competition in the area.

          Comparison  of  Operating  Results  for  the  Nine  Months  Ended
          -----------------------------------------------------------------
          March  31,  2002  and  2001
          ---------------------------

          General - Revenues decreased for the nine months ended March 31, 2002 by $573,018, or 6.28% to $8,550,949 from $9,123,967 for the nine months ended March 31, 2001. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally. Net loss decreased

          Comparison  of  Operating  Results  for  the  Nine  Months  Ended
          -----------------------------------------------------------------
          March  31,  2001  and  2000  (continued)
          ---------------------------

          by $364,330, or 99.85% to $544 for the nine months ended March 31, 2002 from $364,874 for the nine months ended March 31, 2001. The decrease in net loss resulted primarily from an increase in the overall gross profit percentage of 2.64% for the nine months ended March 31, 2002 over the gross profit percentage realized at March 31, 2001 and the elimination of the costs associated with the discontinued Hardware segment.

          IGA Grocery - Revenues decreased for the nine months ended March 31, 2002 by $320,871, or 4.41% to $6,949,357 from $7,270,228 for the nine months ended March 31, 2001. Management believes the decreased revenues in this area are due to the introduction of a new competitor who initially cut prices to attract customers and they feel this trend will reverse in the upcoming quarters. Net income from the segment decreased $81,025, or 51.65% to $75,830 from $156,855 for the nine months ended March 31, 2001. The decrease in net income resulted primarily from changes in the method used to allocate certain general and administrative and depreciation expenses to the segment.

          Mini-Mart - Revenues decreased for the nine months ended March 31, 2002 by $221,485, or 14.26% to $1,330,742 from $1,552,227 for the nine months ended March 31, 2001. Net income decreased for the nine months ended by $20,049 to a net loss of $19,756 from net income of $293 for the nine months ended March 31, 2001. These decreases resulted primarily from the dependence of convenience stores on the sale of gasoline which has varying prices and profit margins from period to period in addition to increased competition in the area.

          Feed - Revenues decreased for the nine months ended March 31, 2002 by $30,662, or 10.17% to $270,850 from $301,512 for the nine months ended
          March 31, 2001. The decrease resulted primarily from decreased demand and increased competition in the area.

          Mortgage  Note
          --------------

          The Company's mortgage note had a balance as of March 31, 2002 of $1,202,938. Although its maturity date has been extended by the holder until January 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

          Long-term  Contractual  Obligations
          -----------------------------------

          During the period ended March 31, 2002, the Company obtained a loan for $150,000, secured by a building and land with payment terms of $1,920.52 per month for ten years at an interest rate that floats 2.5% above prime, currently 9%. The purpose of this loan was to settle a claim by Kmart Corporation for disputed rent. Prior to June 30, 2001, the Company had committed to two capital leases, and during the period ended December 31, 2001, the Company entered into two new capital leases for equipment totaling $14,597.

          Future maturities of long-term debt and capital leases as of March 31, 2002 are as follows (not including the mortgage note discussed above):

                                       Payments due by Period
                          ------------------------------------------------
                                    Less than     1-3      4-5    After 5
                           Total     One Year    Years    Years    Years
                          --------  ----------  -------  -------  --------
          Long-term debt  $135,125  $    2,890  $26,213  $28,453  $ 77,569
          Capital leases    31,511       3,001   22,540    5,970         -

          Subsequent to March 31, 2002, on April 24, 2002, the Company sold vacant land for $160,000. The land was used as collateral for the loan obtained to settle the K-Mart claim, and, accordingly, the proceeds of this sale were used to satisfy the note in full.

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

          As of April 22, 2002, the Company began installing new software as part of a larger program to install new counters, registers, and carts. This project is expected to cost approximately $120,000. Management expects to fund this project from daily cash to the extent possible, with additional amounts to be financed with a bank loan.

          Work  Force
          -----------

          The Company currently has 93 employees and anticipates no material changes in this number in the near future.

          Rental  Properties
          ------------------

          The Company maintains rental properties as part of its operations. During the three months ended March 31, 2002, the Company reached an agreement with Great American Pizza Company for the rental of one of the Company's vacant properties. The agreement terms are for a five year lease starting at $1,104 per month beginning May 1, 2002. The agreement provides for three extensions, with an 8% increase in rent with each extension. Approximately 30% of the available rental space is unoccupied and the Company is actively pursuing other possible tenants to fill vacant properties, but to date those efforts have not been successful.

          Economic  Conditions
          --------------------

          The operations and financial condition of Farmers continue to be adversely affected by economic conditions in Deming and Luna County, New Mexico generally. In February, 1999, the federal government announced the establishment of the Deming/Luna County Enterprise Community. Only the most economically depressed communities in the nation at that time were given either an Empowerment Zone or Enterprise Community designation. At the time Deming/Luna County was designated an Enterprise Community, an estimated 41% of the adult population of the area did not have a high school diploma, an estimated 35% of the adult population were unable to read and write in English, the poverty rate (as established by federal guidelines) was 34.9% for Luna County, and the unemployment rate was 34%.

          Although the designation of Deming/Luna County as an Enterprise Community means the area is eligible for federal grants, and some grants have been made, the management of Farmers does not believe that there has been any substantial improvement in the overall economic condition of the area in the past three years. The U. S. Census Bureau, in its State and County Quick Facts database, estimated the poverty rate for Luna County at 29.8% for the 2000 census. In 2001, according to the Enterprise Community staff, the poverty rate in Luna County still stood at 31%. To the best of the knowledge of management, these conditions are likely to continue for the near term.

PART II - OTHER  INFORMATION

ITEM  1.  Legal  Proceedings

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

ITEM  2.  Changes  in  Securities

          Not  applicable.

ITEM  3.  Defaults  upon  Senior  Securities

          The Company's mortgage note had a balance as of March 31, 2002 of $1,202,938. Although its maturity date has been extended by the holder until January 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

          Not  applicable.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  May 13, 2002.


                                   MIMBRES  VALLEY  FARMERS
                                       ASSOCIATION,  INC.



                                   By:  /s/  Shelby  Phillips
                                      ------------------------------------
                                          Shelby  Phillips
                                          Chief  Executive  Officer
                                          And  General  Manager
                                          (Authorized  Representative)



                                   By:  /s/  Janet  Robinson
                                      ------------------------------------
                                          Janet  Robinson
                                          Chief  Accounting  Officer
                                          (Principal  Financial  Officer)