Form 10KSB
period 2002-06-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2002-09-27
CIK 781889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2002
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

     Issuer's revenues for its most recent fiscal year.  $11,394,422

     There is no established public trading market for the issuer's common stock.

     The number of shares outstanding of the issuer's common stock, as of September 20, 2002.

                                   13,781.47

                                     PART I

     This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words like "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, demand and pricing for our products and services, competition, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

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

     All of the Company's operations and assets are in or around Deming, New Mexico, which is primarily a farming community in the southwestern part of the state. Deming is the county seat and largest municipality in Luna County, which has a population of approximately 25,000. Because all parts of the County are distant from the closest population centers in surrounding counties (Las Cruces, with a population of approximately 75,000, in Dona Ana County, New Mexico, and Silver City, New Mexico, with a population of about 11,000, in Grant County, New Mexico, are 62 and 55 miles, respectively, from Deming), the residents of Luna County do most of their day-to-day shopping in Deming.

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

     The Company is in violation of certain financial maintenance covenants in its mortgage loan agreement, although it has not defaulted on any payments. The holder of the mortgage note has not declared a default nor initiated any foreclosure proceedings; the note has been renewed until January 24, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6 below.

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

Competition

     The Company's grocery and retail business is highly competitive, and characterized by low profit margins. The Company's supermarket is in direct competition with an independent supermarket named The Food Basket, operated at a location formerly owned and operated by Furr's, and Peppers supermarket, another independent. The Company's competitors also include drug stores, convenience stores and large chain discount retailers, such as the Big K(R) K-mart in Deming and the Wal-Mart(R) stores in both Las Cruces and Silver City, New Mexico. It is rumored in the community that Wal-Mart(R) will open a supercenter in Deming sometime in 2003, but the Company has no official confirmation of this fact. All of its competitors appear to have substantially greater resources than the Company. Management believes that increased competition is one of the principal factors contributing to the decrease in revenues experienced by the Company over the past two years. For more information, see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Suppliers

     The Company obtains substantially all of its grocery supplies from Fleming Foods, a wholesaler based in Oklahoma City, that maintains a warehouse in Lubbock, Texas. The Company believes its current relationship with Fleming Foods is satisfactory. The Company is not dependent on this relationship because groceries and general merchandise are generally available from many sources at comparable prices and other terms.

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

Personnel

     At June 30, 2002, the Company had 93 employees, of which 38 were part time employees. The Company has experienced a net decrease in employees since the 1996 fiscal year, principally because of the decrease in staffing associated with the closure of operations previously described and a general decrease in employment at other Company locations. The Company believes that its staffing level has stabilized, but cannot rule out the possibility of additional reductions in employment in the coming fiscal year. None of the company's employees are represented by unions.

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

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting Company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, Management does not expect that such compliance will have a material impact on our results of operations or financial condition.


ITEM  2.  PROPERTIES.

     The Company owns or leases the following properties:

     (1) The Company owns a strip shopping mall comprising approximately 73,244 square feet of retail space, located at 811 South Platinum Street, Deming, New Mexico. The Company owns the real property and the improvements on the real property in fee simple subject to a mortgage loan with an outstanding principal balance of $1,188,505 (as of June 30, 2002) and which matures on January 24, 2003. See Note 7 to the "Notes to Financial Statements." The strip mall property is the site of the Company's corporate offices and principal supermarket (approximately 40,000 square feet). Four other areas in the mall are leased to separate tenants for retail purposes: Family Dollar New Mexico, Inc., previously a tenant, has opted for a new, larger space and now leases 10,728 square feet for a rental amount of $46,060 annually plus 2% of gross sales over $2,303,000 per year. This lease, entered into as of June 29, 2001, has an initial term lasting until December 31, 2005, and is renewable by the tenant for three (3) additional five-year terms with escalating rental. Blockbuster Video has leased the premises vacated by Family Dollar. The term of the lease is 60 months with three extensions of the same duration. The initial lease is for $32,000 per year with rental to be increased by 8% for each successive extension. A total of 2,605 square feet have been rented within the mall by Great American Pizza for a rental amount of $1,000/month plus the amortization of a small remodeling expense. This lease is for 5 years ending in April 2007. As of May, 2001, an additional 1,200 square feet of mall space was leased for $550/month to "Xochitl's", a tortilleria. The lease has an initial term of 24 months, renewable by the tenant for an additional 24 months at a rental adjusted in accordance with the Consumer Price Index. A portion of the space that was formerly occupied by a delicatessen has been leased to Del-Tech Computers, Inc., operating a computer store for a rental of $3,240 annually, with 3 five-year extensions with a rental escalation of 15% on each extension.

          The United States Postal Service has since January 1994, leased space inside the grocery store for the operation of a post office at an annual rental of $14,000.

          Mimbres Valley Abstract & Title Company of Deming continues to lease 1,848 square feet of space outside the mall for $1,100 per month. The lease is for five years, with an option on the part of the tenant to extend the term for an additional five years at $1,320/month.

     (2) The feed and farm supply store is located in an approximately 2,500 square-foot building across the street from the shopping mall, at 921 South Diamond Street. The Company owns this real property and improvements in fee simple, free and clear of any mortgages, liens or other encumbrances.

     (3) The Company's convenience store (the "Mini-Mart"), occupying approximately 7,000 square feet, is located at 501 North Gold Street, Deming, New Mexico.

     (4) The Company has signed a lease agreement with GTE-Verizon for a parcel of land 100 feet by 100 feet, on which GTE-Verizon will erect a tower to enhance and update cellular phone service in Deming. All necessary permits were obtained from the city council on September 10, 2001. The term of the lease, dated September 14, 2001, is for five years at $7,200 per year and for each five year extension the rent will increase by 15% with up to four extensions. No rental is payable, however, until a building permit for the tower is issued, now contemplated to occur early in 2003.

     (5) The Company leases an approximately 8,000 square-foot warehouse on West Railroad Avenue in Deming from the Union Pacific Railroad on a year-to-year basis. The Company uses the warehouse, which is served by a railroad spur primarily for the receipt and storage of feed products. The rental amount is $3,891 per year. On September 12, 2002, a sublease of a portion of the land next to the warehouse was signed with Agridyne, LLC, allowing them to use part of the premises for bulk feed storage tanks. The lease is for $100 per month plus fees of $1.50 per ton for Company personnel to offload the railcars.

    (6) The Company leases a 2,700 square-foot parcel of land from the city of Deming. This property is now the west side of the Company's main parking lot. This is a 20-year lease at a rental rate of $25 per month, expiring in 2019 and the Company has a one time 20 year renewal option.

     (7) The Company has as of September 20, 2002, approximately 12,900 square feet of space for lease, consisting of approximately 11,000 sq. ft. in the premises where a hardware store, since discontinued, was once operated, and about 1,900 sq. ft. of mall retail space.

ITEM  3.  LEGAL  PROCEEDINGS.

     During the course of Fiscal 2002 the Company was involved only in legal proceedings involving account collections and other matters in the ordinary course of business.

 ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY AND RELATED STOCKHOLDER
             MATTERS.

     There is no established public trading market for the Company's common stock, and no public quotation for the stock. Accordingly, there is no verifiable record maintained of any stock prices. Sales of the Company's common stock, as indicated by changes in ownership on the Company's registration book, are infrequent. Price has been established historically by private party negotiations. Since the Company has no systematic or reliable method of determining share prices, the Company does not disseminate any specific information regarding price. The Company does not know the most recent sales price of its stock. Information on the prices at which some transactions occurred may be obtained by reference to Form 3, 4 or 5 filings with the Securities and Exchange Commission.

     As of September 20, 2002, there were 639 holders of record of the common stock of the Company. The Company's common stock is the only authorized class of equity of the Company. The Company has not issued any stock in the last three years.

     No dividend was declared for the 1999, 2000 or 2001 fiscal years, each of which ended with an operating loss. In light of the accumulated deficit in the Company's retained earnings account still remaining, the Board does not expect to declare a dividend this year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     This discussion and analysis reflects Mimbres Valley Farmers Association, Inc.'s ("Farmers") financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Farmers financial statements and the notes and other statistical data provided in this Form 10-KSB. This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words like "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, demand and pricing for our products and services, competition, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.


Financial  Condition  and  Changes  in  Financial  Condition
------------------------------------------------------------

Mimbres Valley Farmers Association, Inc.'s total assets increased by $18,644, or 0.84% to $2,231,801 at June 30, 2002, from $2,213,157 at June 30, 2001. The increase in total assets was caused primarily by an increase in cash. Cash increased by $117,430, or 83.56% to $257,956 from $140,526 at June 30,2001. The increase in cash was the result of the Company's continuing effort to increase cash generated by operating activities. Accounts receivable trade increased by $12,035, or 26% to $58,326 from $46,291 while related party and other receivables increased $1,824, or 42.06% to $6,160 from $4,336 at June 30, 2001. Related party receivables consist of trade accounts receivable owed to the Company by directors and employees. All related party receivables are current as of June 30, 2002. Inventory decreased by $82,049, or 11.9% to $607,512 from $689,561 at June 30, 2001. Prepaid expenses remained virtually constant. Gross fixed assets increased by $161,747, or 3.93% to $4,274,276 from $4,112,529 at
June 30, 2001 and the Company recorded $173,886 in depreciation expense and related accumulated depreciation during the fiscal year ended June 30, 2002.

Total liabilities decreased by $97,867, or 4.72%, to $1,976,846 at June 30, 2002 from $2,074,713 at June 30, 2001. The decrease resulted primarily from the reduction in the balance on the Company's mortgage note and in outstanding accounts payable. Accounts payable decreased by $23,321, or 3.69% to $608,511 from $631,832 at June 30, 2001. Loans, notes and capital leases payable decreased $74,827, or 5.79% to a total of $1,217,506 from $1,292,333 at June 30,
2001. Accrued expenses remained virtually unchanged from the prior fiscal year end at $150,829 from $150,548 at June 30, 2001.

------------------------------------------------------------------

Total shareholders' equity increased $116,511, or 84.16% to $254,955 from $138,444 at June 30, 2001. The increase was the result of net income for fiscal year 2002. Management expects shareholders' equity to gradually increase in future periods.

Comparison  of  Operating  Results  for  the  Fiscal  Years  Ended
------------------------------------------------------------------
June 30, 2002 and 2001
----------------------

General - Revenues decreased for the fiscal year ended June 30, 2002 by $764,173, or 6.29% to $11,394,422 from $12,158,595 for the prior fiscal year.
Management believes the overall decrease in revenues continues to be attributable to the depressed economic conditions in Deming and Luna County generally. Net income increased by $328,092, or 155.07% to net income of $116,511 for the fiscal year ended June 30, 2002 from a net loss of $211,581 for the fiscal year ended June 30, 2001. During the fiscal year ended June 30, 2001, the Company recognized a loss from its discontinued hardware segment, and recognized no such loss for the fiscal year ended June 30, 2002. This, and a gain recognized on the sale of a parcel of land, are the primary reasons for the change from net loss to net income when compared to the fiscal year ended June 30, 2001.

IGA Grocery - Revenues decreased for the fiscal year ended June 30, 2002 by $445,219, or 4.6% to $9,217,802 from $9,663,021 for the fiscal year ended June 30, 2001. Management believes the decreased grocery revenues are partly attributable to depressed economic conditions in the Deming/Luna County area and partly due to the introduction of a new competitor who initially cut prices to attract customers. Net income from the segment decreased $88,811 to $161,947 from $250,758 for the fiscal year ended June 30, 2001. The decrease in net income resulted from changes in the method used to allocate certain general and administrative and depreciation expenses to the segment, and from increased advertising expenses.

Mini-Mart - Revenues decreased for the fiscal year ended June 30, 2002 by $284,951 or 13.72% to $1,791,676 from $2,076,627 for the fiscal year ended June
30, 2001. Net loss decreased for the fiscal year ended June 30, 2002 $61,776 or 82.12% to a net loss of $13,452 from a net loss of $75,228 for the fiscal year ended June 30, 2001. These decreases resulted primarily from the dependence of the convenience stores on the sale of gasoline which has varying prices and profit margins from period to period and is subject to increased competition in the area.

Feed - Revenues decreased for the fiscal year ended June 30, 2002 by $17,059 or 4.24% to $384,944 from $402,003 for the fiscal year ended June 30, 2001. The decrease resulted primarily from decreased demand and increased competition in the area.

Mortgage  Note
--------------

The Company's mortgage note had a balance as of June 30, 2002 of $1,188,505. Although its maturity date has been extended by the holder until January 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity. Although ongoing discussions with prospectives lenders continue, to date efforts to obtain refinancing have been unsuccessful.

Economic  Conditions
--------------------

The Company continues to feel the effects of operating in a depressed economic situation in Luna County, New Mexico. Luna has the highest unemployment rate of any county in the state, currently about 29%. Of the 3,140 counties in the United States, Luna is one of the 10 counties with the highest unemployment rate. In February, 1999, the federal government announced the establishment of the Deming/Luna County Enterprise Community. Only the most economically depressed communities in the nation at that time were given either an Empowerment Zone or Enterprise Community designation. At the time Deming/Luna County was designated an Enterprise Community, an estimated 41% of the adult population of the area did not have a high school diploma, an estimated 35% of the adult population were unable to read and write in English, the poverty rate (as established by federal guidelines) was 34.9% for Luna County, and the unemployment rate was 34%.

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

Liquidity  and  Capital  Resources
----------------------------------

In the fiscal year ended June 30, 2002, the Company enjoyed modest success in reducing expenses and returning to profitability in its continuing operations. The Company continues to explore alternatives in long-term financing. In the absence of such alternative financing, unless the Company's profitability continues to improve substantially, the Company will be forced to evaluate other alternatives, such as court-supervised arrangements with its creditors, or bankruptcy. In the meantime, the Company believes that its short-term cash requirements will be met with funds generated from daily operations.

Security measures taken in the previous fiscal year, including guards, cameras and a reward system for those aiding in the apprehension of shoplifters appear to have reduced the incidence of both employee and customer theft. Prosecution of the wrongdoers is and will continue to be an essential part of the program.

Management continues to focus on the operations at the Mini-Mart, carefully monitoring pricing and inventory levels. To date, significant reductions in operating losses from the prior year have been achieved, but the attainment of profitability in this business segment remains an elusive but important goal.

The feed store continues to be another area of concern, although changing vendors to obtain better wholesale prices and altering the product mix to concentrate on higher margin items seem to have had a positive effect. A sublease of some space at the feed warehouse, described elsewhere, should also help in the attempt to convert this operation to a profit center.

The fiscal details of improvements are disclosed below, but in general, Farmers has replaced the stained ceiling tiles in the mall, removed the old cool-deck floor and replaced it with a tile easier to clean and wax. It has also replaced or installed new sliding doors on the exterior mall and the store, installed new checkout stands, new registers, new scanners, new shopping baskets and new carry out carts for our courtesy clerks.

A check clearing system, previously installed, has been discontinued as not being cost efficient.

In the past year, despite the scarcity of working capital, the Company has accomplished or purchased the following, using funds generated from daily operations:

                    Roof repairs, main store              $ 37,943
                    Air conditioning/heating work           14,981
                    Computer and software upgrades           6,558
                    New tile, mall                           9,807
                    Security system                          3,238
                    Walk-in cooler repair at mini              943
                    Meat freezer and heater                  2,476
                    Remodeling, deli, American Pizza        13,645
                    Remodeling, grocery store departments    2,379
                    Miscellaneous equipment and carts        5,123
                    Executive office furnishings             4,711
                                                          ---------

                              TOTAL                       $101,804
                                                          ========

Even in the absence of negotiation of an acceptable alternative source of long-term financing as described above, Management believes the Company can fund its operations and service its debt for the first half of Fiscal 2003 out of cash flow from operations. Its ability to do so beyond January of 2003 will depend on its ability to either negotiate another extension of the mortgage note with the present holder of the note or to secure refinancing from another source.

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

ITEM  8.     CHANGES  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

     None.

                                   PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Douglas Tharp was a director of the Company from 1968 until December, 2001, when he resigned. His occupation for five years preceding his resignation was cotton warehousing and auctioneering.

The current directors of the Company are as follows:

                          DIRECTOR        TERM
NAME                        AGE         POSITION       SINCE  EXPIRES
------------------------  --------  -----------------  -----  -------
Jim T. Hyatt                 50     Director            1993     2002

William R. Johnson, III      52     Director and
                                    Vice President      1993     2002

Shelby Phillips, III         60     Chairman Of
                                    The Board, Chief
                                    Executive Officer
                                    and General
                                    Manager             1999     2002

Leone Anderson               69     Director and
                                    Secretary-
                                    Treasurer           1997     2002

William C. Shattuck          46     Director            2001     2002

Grayson Smyer                45     Director            2001     2002

G. G. Gore                   50     Director            2001     2002

     Jim T. Hyatt has been a director of the Company since 1993. His occupation for the last five years has been ranching. He is a partner in Hyatt & Hyatt, a general partnership, and president of Quartzite, Inc. Both Hyatt & Hyatt and Quartzite, Inc. are ranching businesses.

     William R. Johnson, III, has been a director of the Company since 1993 and Vice President since 2000. His occupation for last five years has been farming and ranching. He is a partner in W. R. Johnson and Sons, a general partnership in the business of farming and ranching, and a director of Carzalia Valley Gin, Inc., a corporation involved in processing of agricultural products.

     Leone Anderson has been a director of the Company since September 23, 1997. She is a retired school teacher whose family has been active in farming in Luna County.

     Grayson Smyer was named to fill the vacancy left by Douglas Tharp's resignation and has been a director of the Company since December 2001. Mr. Smyer has been engaged for the past five years in farming and the brokerage of produce in the Deming area.

     Shelby Phillips, III has been a director of the Company since February 1999 and Chairman of the Board, Chief Executive Officer and General Manager since May, 2000. Mr. Phillips is the President of Adobe Developers, Inc., a real estate development business. His principal occupation for the last five years has been farming and ranching.

     William C. Shattuck was named a director of the Company during the fiscal year. He is President and CEO of Diamond Supply, Inc., d/b/a Diamond Appliance and Furniture and has been for more than the past five years. He is a former President of the Deming Chamber of Commerce and is Chairman of the Deming Planning and Zoning Commission.

     G. G. Gore became a director of the Company in February of 2001, replacing James E. Keeler. He has owned and operated a retail tire and automotive service in Deming since 1982.

     The only executive officer of the Company who is not also a director of the Company is Janet Robinson, who was promoted to Principal Accounting Officer on May 22, 2000. She has been employed by the Company since April 27, 1999 and has 29 years of accounting experience.

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

     Based on a review of the copies of these reports furnished to the Company, there were no late reports of initial ownership or changes in ownership by persons subject to the requirements of Section 16(a).

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


                           SUMMARY COMPENSATION TABLE

NAME  AND  PRINCIPAL         FISCAL              OTHER     ANNUAL
POSITION                      YEAR    SALARY     BONUS  COMPENSATION*
---------------------------  ------  ----------  -----  -------------

Shelby Phillips, III,         2002   $60,193      n.a.       n.a.
General Manager and           2001   $55,000      n.a.       n.a.
Chief Executive Officer       2000     7,206      n.a.       n.a.

Dean Stovall,                 2002       n.a      n.a.       n.a.
Former General Manager        2001       n.a.     n.a.       n.a.
and Chief Executive Officer   2000   $22,162      n.a.       n.a

* The Company has no bonus, stock option, stock bonus, stock appreciation rights or long term incentive plans or agreements, or equity based or incentive option plans or agreements.

Compensation  of  Directors

     Directors of the Company receive the sum of $100 per month, and no other compensation. During Fiscal 2002, the board of directors held twelve regular meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of September 20, 2002, concerning the Common Stock beneficially owned by each Director, nominee for Director of the Company, and each Executive Officer of the Company. There is no person or group (as the term is used in Section 13(d)(3) of the Securities Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock ($25 par value), which is the only class of the Company's voting securities

                                                           PER CENT OF ISSUED AND
NAME  AND  ADDRESS             AMOUNT  AND  NATURE  OF     OUTSTANDING  COMMON
BENEFICIAL OWNER               BENEFICIAL OWNERSHIP(1)(2)  STOCK BENEFICIALLY HELD
-----------------------------  --------------------------  -----------------------

Leone Anderson
   P.O. Box 175
   Deming, N.M. 88030                   102.50 shares (3)                     *

Jim T. Hyatt
   11850 Uvas Valley Rd. N.E.
   Deming, N.M. 88031                       28 shares                         *
                                           286 shares (4)                  2.07%

William R. Johnson, III
   P.O. Box 468
   Columbus, N.M. 88029                   55.5 shares                         *

G. G. Gore
   2020 Columbus Road  S. W.
   Deming, N.M. 88031                    118.5 shares                         *

Shelby Phillips, III
   P.O. Box 2089
   Deming, N.M. 88031                   522.67 shares                      3.79%
                                            15 shares (5)                     *

Grayson Smyer
   P.O. Box 1956
   Deming, N.M. 88031                    81.17 shares                         *

William C. Shattuck
   1320 Shelly Drive
   Deming, N.M. 88030                   101.50 shares                         *

Janet Robinson (6)                          20 shares                         *
   P.O. Box 2247
   Deming, N.M. 88031


All directors and executive officers:  1,325.67  shares
--------------------------------------------------------------------------------

* Less  than  one  percent.

(1) There are no shares with respect to which any person listed on this table has the right to acquire beneficial ownership as specified in Rules
     13d-3(d)(1)  of  the  Securities  Exchange  Act  of  1934.
(2) Unless otherwise indicated, each person listed has sole voting and investment power over all shares.
(3) Ms. Anderson has joint voting and investment power over these shares with her spouse.
(4) Mr. Hyatt holds these shares with shared voting and investment power which arises through interests in a partnership and a corporation that are owners of record.
(5) Mr. Phillips has joint voting and investment power over the shares with his spouse.
(6)  Janet  Robinson  is  the  principal  accounting  officer  of  the  Company.


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

Dated:   September 27, 2002.

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

                                                        DATE

                                                September 27, 2002
----------------------------------
V. Leone Anderson, Director

/s/                                             September 27, 2002
----------------------------------
Jim T. Hyatt, Director

/s/                                             September 27, 2002
----------------------------------
William R. Johnson, III, Director

/s/                                             September 27, 2002
----------------------------------
G.  G.  Gore,  Director

/s/                                             September 27, 2002
----------------------------------
Shelby Phillips, III, Director

/s/                                             September 27, 2002
----------------------------------
Grayson Smyer, Director

/s/                                             September 27, 2002
----------------------------------
William C. Shattuck, Director

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Shelby Phillips, General Manager and Chief Executive Officer of Mimbres Valley Farmers Association, Inc., certify that:

          1. I have reviewed this annual report on Form 10-KSB of Mimbres Valley Farmers Association, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.



September  27,  2002                   /s/  Shelby  Phillips
--------------------                   --------------------------
Date                                   Shelby  Phillips
                                       General  Manager  and
                                       Chief  Executive  Officer


                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Janet Robinson, Chief Financial Officer of Mimbres Valley Farmers Association, Inc., certify that:

          1. I have reviewed this annual report on Form 10-KSB of Mimbres Valley Farmers Association, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.



September  27,  2002                   /s/  Janet  Robinson
--------------------                   -------------------------
Date                                   Janet  Robinson
                                       Chief  Financial  Officer


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Shelby Phillips, General Manager and Chief Executive Officer, and Janet Robinson, Chief Financial Officer of Mimbres Valley Farmers Association, Inc. (the "Company") each certify in his or her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2002 and that to the best of his or her knowledge:

          1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

          2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The  purpose  of  this  statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


September  27,  2002                   /s/  Shelby  Phillips
--------------------                   -------------------------------------
Date                                   Shelby  Phillips
                                       President and Chief Executive Officer


September  27,  2002                   /s/  Janet  Robinson
--------------------                   -------------------------------------
Date                                   Janet  Robinson
                                       Chief Financial Officer and Treasurer

EXHIBIT INDEX


Exhibit      Nature  of  Exhibit                Page  Number

3.1          Articles  of  Incorporation        Incorporated by reference
3.2          Bylaws                             Incorporated by reference
4.1          Specimen  of  Stock  Certificate   Incorporated by reference

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                              FINANCIAL STATEMENTS

                          AS OF JUNE 30, 2002 AND 2001

                                  TOGETHER WITH
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                      INDEX


                                                                            PAGE

Report of Independent Public Accountants                                     1

Audited  Financial  Statements

     Balance Sheet                                                          2-3

     Statements of Operations and Retained Earnings (Deficit)                4

     Statements of Cash Flows                                                5

     Notes to Financial Statements                                          7-20

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Mimbres Valley Farmers Association, Inc.
dba Farmers, Inc.

We have audited the balance sheet of Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. (a New Mexico corporation) as of June 30, 2002, and the related statements of operations, retained earnings (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. as of June 30, 2001, were audited by other auditors whose report dated September 13, 2001, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, under existing circumstances, there is substantial doubt about the ability of the Company to continue as a going concern at June 30, 2002. Management's plans in regard to that matter also are described in Note
22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       Accounting & Consulting Group, LLP
Carlsbad,  New  Mexico
August  7,  2002

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.
                                  Balance Sheet
                                  June 30, 2002


                                     ASSETS



Current Assets

  Cash and cash equivalents            $              257,956
  Accounts receivable, net of
    allowance for doubtful accounts,
    June 30, 2002, $4,000;
    June 30, 2001, $4,000
      Trade                                            58,326
      Related parties                                   1,039
      Other                                             5,121
  Inventories                                         607,512
  Prepaid expenses                                     79,099
                                       ----------------------

      Total current assets                          1,009,053
                                       ----------------------

Property and Equipment, net                         1,212,651
                                       ----------------------

Other Non-Current Assets

  Note receivable (Note 4)                              9,039
  Other assets                                            427
  Deferred income tax asset (Note 13)                     631
                                       ----------------------

      Other non-current assets, net                    10,097
                                       ----------------------

        Total assets                               2,231,801
                                       ======================

    The accompanying notes are an integral part of these financial statements

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.
                                  Balance Sheet
                                  June 30, 2002


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities

  Note payable                                       $           1,188,505
  Current portion of capital leases                                 11,864
  Accounts payable                                                 608,511
  Accrued expenses payable                                         150,829
                                                     ----------------------

      Total current liabilities                                  1,959,709
                                                     ----------------------

Non-current Liabilities

  Capital leases,
    less current portion (Note 8)                                   17,137
                                                     ----------------------

      Total non-current liabilities                                 17,137
                                                     ----------------------

        Total Liabilities                                        1,976,846
                                                     ----------------------

Shareholders' Equity

  Common stock, $25 par value;
    20,000 authorized: 13,915 issued
    and 13,781 outstanding                                         347,875

  Retained deficit                                                 (89,570)

  Less: 134 shares treasury stock                                   (3,350)
                                                     ----------------------

      Total shareholders' equity                                   254,955
                                                     ----------------------

        Total liabilities and shareholders' equity               2,231,801
                                                     ======================

    The accompanying notes are an integral part of these financial statements

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.
            Statements of Operations and Retained Earnings (Deficit)
                       Years ended June 30, 2002 and 2001



                                                  2002             2001
                                            ----------------  ---------------
Net sales and gross revenue                 $    11,394,422   $   12,158,595
Cost of sales                                     8,986,702        9,615,977
                                            ----------------  ---------------
      Gross profit                                2,407,720        2,542,618

Selling, general and
  administrative expenses                         2,487,160        2,519,319
                                            ----------------  ---------------
      Operating income (loss)                       (79,440)          23,299

Other income (expense)
  Rental income (Note 10)                           107,546           80,958
  Fees and commissions                               69,046           79,909
  Other income (expense) (Note 9)                   158,586           44,636
  Interest expense                                 (139,227)        (122,819)
                                            ----------------  ---------------
      Income before
        income tax benefit (expense)                116,511          105,983

Income tax benefit (expense) (Note 13)                    -                -
                                            ----------------  ---------------
      Income from
        continuing operations                       116,511          105,983

Discontinued operations
  Income (loss) from operations of
    discontinued Hardware segment (net of
    income tax benefit of $0 for 2001)                    -         (296,281)

  Income (loss) from disposal of
    discontinued Hardware segment (net of
    income tax benefit of $0 for 2001)                    -          (21,283)
                                            ----------------  ---------------
      Net income (loss)                             116,511         (211,581)

Retained earnings (deficit)
  Beginning of the period                          (206,081)           5,500
                                            ----------------  ---------------
  End of the period                         $       (89,570)  $     (206,081)
                                            ================  ===============

Basic and Diluted Income (Loss)
  per common share
  Income from
    continuing operations                   $          8.45   $         7.69
  (Loss) from discontinued operations                     -           (23.05)
                                            ----------------  ---------------
                                            $          8.45   $       (15.36)
                                            ================  ===============

   The accompanying notes are an integral part of these financial statements.

                        MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                   DBA FARMERS, INC.
                                Statements of Cash Flows
                       For the Years Ended June 30, 2002 and 2001



                                                             2002             2001
                                                       ---------------  ---------------
Cash flows from operating activities
  Net Income (loss)                                    $      116,511   $     (211,581)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation                                            173,886          154,202
      (Gain) loss on sale of fixed assets                    (131,460)          30,047
      Property and equipment additions in
        accounts payable                                      (46,943)               -
  Changes in assets and liabilities:
    Accounts receivable                                       (13,859)          36,686
    Inventories                                                82,049          391,488
    Prepaid expenses                                              308           (2,462)
    Other assets                                                    -           13,489
    Accounts payable                                          (23,321)        (339,045)
    Accrued expenses                                              281           (9,270)
                                                       ---------------  ---------------

    Net cash provided by operating activities                 157,452           63,554
                                                       ---------------  ---------------

Cash flows from investing activities
  Additions to property and equipment                        (148,028)        (114,286)
  Proceeds from redemption of investment in supplier           16,900                -
  Proceeds from the sale of fixed assets                      174,491            9,562
  Decrease in notes receivable                                  9,039           17,071
                                                       ---------------  ---------------
    Net cash provided (used) by
      investing activities                                     52,402          (87,653)
                                                       ---------------  ---------------

Cash flows from financing activities
  Proceeds from long-term financing                           150,000                -
  Repayment of long-term debt and capital leases             (242,424)         (92,065)
                                                       ---------------  ---------------
    Net cash provided (used) by
      financing activities                                    (92,424)         (92,065)
                                                       ---------------  ---------------

Increase (decrease) in cash                                   117,430         (116,164)

Cash at beginning of period                                   140,526          256,690
                                                       ---------------  ---------------

Cash at end of period                                  $      257,956   $      140,526
                                                       ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                      (This page intentionally left blank)

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. ("Farmers" or the "Company"), has existed as a New Mexico Corporation since 1913, and currently operates a retail grocery store, convenience store, and feed store. The Company also leases certain retail space to unrelated parties. All operations are located in Deming, New Mexico ("Deming").

          The retail grocery store is a full service grocery store that offers a large selection of food and non-food items to its customers. The Company is a member of the International Grocers Alliance "IGA", and because of its membership to the alliance, sells its groceries under the IGA trademark.

          The convenience store offers a full line of convenience food and non-food products and self-service gasoline to its customers, and the feed store offers a full line of feed and agricultural supplies to the public and agri-business community of Luna County.

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

          The designation of Deming/Luna County as an Enterprise Community means the area is eligible for federal grants. The U. S. Census Bureau, in its State and County Quick Facts database, estimated the poverty rate for Luna County at 29.8% for the 2000 census. In 2001, according to the Enterprise Community staff, the poverty rate in Luna County still stood at 31%.

          This summary of significant accounting policies of the Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are the representation of Farmers management who is responsible for their integrity and objectivity. The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The more significant of the Company's accounting policies are described below.


          Use  of  Estimates
          ------------------

          The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, depreciation and taxes. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Cash  and  Cash  Equivalents
          ----------------------------

          The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2002, Farmers had no cash equivalents.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


          Accounts  Receivable  and  Allowance  for  Doubtful  Accounts
          -------------------------------------------------------------

          The Company grants credit to customers, substantially all of whom are residents of Luna County, New Mexico. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts.

          Inventories
          -----------

          Inventories, which represent merchandise available for sale, are valued at the lower of average cost or market, using the retail method.

          Property  and  Equipment
          ------------------------

          Property and equipment are stated at cost, and are depreciated on a straight-line basis over the estimated useful lives of the respective assets. Equipment purchased under capital leases is stated at cost, and is depreciated on a straight-line basis over the shorter of the estimated useful life of the property or the lease term. The estimated useful lives for property and equipment are as follows:

          Buildings                                     30 years
          Furniture, fixtures and equipment             3 to 15 years
          Leasehold improvements                        5 years

          The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2002 and 2001.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

          Revenue  Recognition  and  Cost  Recognition
          --------------------------------------------

          Revenue is recognized from retail operations at the point of sale. Rental income is recognized when earned according to the individual lease contracts. The Company is party to one lease agreement that contains a contingent rental provision. The lessee rarely reaches the contingency limit and, accordingly, the Company records no accrual for contingent rental income, but recognizes any contingent rental income when it is received.

          Cost of sales includes the cost of merchandise, including shipping, freight, and inventory costs and is reported net of vendor allowances. Vendor allowances and credits that relate to the Company's buying and merchandising activity are recognized as reductions of cost of sales when received. Selling, general and administrative expenses are charged to expense as they are incurred.

          Income  Taxes
          -------------

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

          Advertising
          -----------

          Advertising costs are expensed as incurred. Advertising expense totaled $134,022 and $126,042 for June 30, 2002 and 2001 respectively.

          Net Income (Loss) per Common Share
          ----------------------------------

          Basic net earnings (loss) per common share is computed by dividing net income or (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. During the year ended June 30, 2002, Farmers had no common stock equivalents.

          Comparability
          -------------

          Certain prior year balances have been reclassified to conform to the June 30, 2002 financial statement presentation.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  2.  COMPREHENSIVE  INCOME

          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. During the years ended June 30, 2002 and 2001, the Company's operations did not give rise to items includable in comprehensive income that were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for the years ended June 30, 2002 and 2001.

NOTE  3.  PROPERTY  AND  EQUIPMENT

          Property and equipment as of June 30, 2002, consists of the following:

                                                        2002
                                                    -----------

          Land                                      $   39,041
          Buildings                                  2,436,091
          Furniture, fixtures and equipment          1,799,144
                                                    -----------
                                                     4,274,276
              Less accumulated depreciation and
                 amortization                        3,061,625
                                                    -----------
                                                    $1,212,651
                                                    ===========

          Depreciation expense for the years ended June 30, 2002 and 2001 was $173,886 and $154,202, respectively.

NOTE  4.  NOTE  RECEIVABLE

          The note receivable as of June 30, 2002 and 2001, is unsecured and will mature December 31, 2002. The note carries an interest rate of 7.42%.

NOTE  5.  INVESTMENT  IN  SUPPLIER

          The carrying value of the Do-It-Best Corp shares as of June 30, 2001 was based on periodic statements received from Do-It-Best Corp. The Company's agreement with Do-It-Best Corp stated that the shares were to be redeemed when the Company ceased buying from Do-It-Best Corp. The shares of Do-It-Best were carried at cost.

          During the year ended June 30, 2001, the Company discontinued its Hardware segment and ceased buying from Do-It-Best Corp. Pursuant to the agreement with Do-It-Best Corp, the shares were redeemed for their cost of $16,900 during the year ended June 30, 2002. There was no gain or loss recognized as a result of this transaction during either of the years ended June 30, 2002 or 2001.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  6.  DISCONTINUED  OPERATIONS

          On July 25, 2000, the Company's board of directors voted to discontinue the operation of its Hardware segment. The closing of the Hardware segment occurred on September 15, 2000. Accordingly, the results of the Hardware segment as of June 20, 2001 have been reported separately, as discontinued operations, in the accompanying statements of operations. Net sales for the Hardware segment for the year ended June 30, 2001 were approximately $114,107.

NOTE  7.  LONG-TERM  DEBT

          Long term debt consists of the following at June 30, 2002:


                                                                  2002
                                                              -----------

          Fixed rate note payable originally dated
          January  24, 1996, and  renewed July 24,
          2001, due  in  monthly  installments  of
          16,788, with an interest rate of 9.5% and a
          balloon  payment  of  $1,143,343  due on
          January 24, 2003. The note is secured by
          real estate, equipment, fixtures, accounts
          receivable, inventory, contract rights, chattel
          paper and general intangibles.
                                                              $ 1,188,505
                                                              -----------

               Less current portion                             1,188,505
                                                              -----------

                                                              $         -
                                                              ===========

          The Company agreed to comply with debt covenants including, but not limited to, maintaining a minimum working capital balance of $1.2 million or greater, maintaining a total liabilities to net worth ratio of 1.15 to 1 or lower, minimum annual principal reductions (including scheduled payments) of $100,000, and profitable operations. As of June 30, 2002, the Company was not in compliance with a portion of these agreements with respect to this debt.

          On July 24, 2001, the Company received an eighteen month extension of the note payable to January 24, 2003, with all other terms and conditions of the note remaining unchanged. The bank did not issue a waiver of the covenants as listed above, therefore, the entire balance has been listed as a current liability on the June 30, 2002 balance sheet.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  8.  CAPITAL  LEASES

          The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the June 30, 2002 and 2001 balance sheets as property, plant, and equipment and was $51,463 and $31,779, respectively. Accumulated amortization of the leased equipment at June 30, 2002 and 2001 was approximately $9,770 and $1,199, respectively. Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2002 are as follows:

                                                  Years Ending
                                                    June 30,
                                                 -------------
                                                      2003        $      18,138
                                                      2004               14,938
                                                      2005                6,279
                                                      2006                1,466
                                                                  -------------

          Total minimum lease payments                                   40,821
          Less:  Amounts representing interest                           11,820
                                                                  -------------

          Present value of net minimum lease
            payments                                                     29,001
          Less:  Current maturities of capital
            lease obligations                                            11,864
                                                                  -------------

          Long-term capital lease obligations                     $      17,137
                                                                  =============


NOTE  9.  OTHER  INCOME  AND  EXPENSES

          Other income and expenses as of June 30, 2002 and 2001 consist of:

                                   2002      2001
                                 --------  --------

          Insurance refund       $  4,451  $25,785
          Service charges          15,882   28,003
          Miscellaneous income      6,793    5,774
          Settlement of Lawsuit         -   (6,162)
          Sales of fixed assets   131,460   (8,764)
                                 --------  --------
                                 $158,586  $44,636
                                 ========  ========

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  9.  OTHER  INCOME  AND  EXPENSES  (continued)

          The changes in the amounts involving service charges generally follow the volume of business in the grocery store.

          The insurance refund was a recovery of a previously paid insurance premium. The amounts recovered were not broken down by reporting segments by the insurance carrier.

          Gains or losses on the sale of fixed assets are reflected in the period in which the assets are disposed of.

          Settlement expenses relate to the additional amount recorded in liabilities for the settlement of the liability disclosed in Note 11.

NOTE 10.  RENTAL  INCOME

          The Company leases retail space to customers with terms generally ranging from 1 to 10 years. The leases generally contain provisions for renewal options of 5 to 10 years.

          The future minimum rental payments on retail rental space that have initial, or remaining, non-cancelable lease terms in excess of one year as of June 30, 2002 are as follows:

          Years ended June 30,

               2003              $112,560
               2004               112,955
               2005               107,452
               2006               110,662
               2007               115,857
               Thereafter         119,506
                                 --------
                                  678,992
                                 ========


NOTE 11.  LITIGATION

          The Company reached an agreement with Kmart Corporation on August 7, 2001 to a one-time payment of $150,000 to settle a litigation claim for disputed rent. The full $150,000 was accrued and included in accounts payable on the June 30, 2000 balance sheet. During the period ended December 31, 2001, the payment was made to Kmart Corporation in settlement of this claim. A loan was approved in the amount $150,000 at prime plus 2.5%, adjusted annually, due September 5, 2011 to facilitate payment of the settlement. The loan was secured by a vacant lot and a building. During the year ended June 30, 2002, the vacant lot was sold for $160,000, resulting in a gain of $117,495 that is included in other income on the Statement of Operations. The proceeds of this sale were used to pay this loan in full. The settled litigation has been dismissed with prejudice.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12.  MAJOR  SUPPLIERS

          A substantial portion of the inventory of the Company is purchased from a limited number of suppliers. During the years ended June 30, 2002 and 2001, one such supplier accounted for approximately 60% and 57% of inventory purchases, respectively.

NOTE 13.  INCOME  TAXES

          Significant components of the net deferred income tax asset at June 30, 2002 and 2001, are as follows

                                                   2002
                                                ----------
          Deferred tax liabilities:
            Depreciation                        $ 150,015
                                                ----------
          Deferred tax assets:
            Net operating loss carryforwards      356,854
            Contribution carryforwards              6,250
                                                ----------

            Total deferred income tax assets      363,104

          Valuation allowance for deferred tax
            assets                               (212,458)
                                                ----------

            Deferred tax assets                   150,646
                                                ----------

            Net deferred tax assets             $     631
                                                ==========

          The decrease in the valuation allowance for deferred tax assets of $312,041 was due to the utilization of net operating loss carryforwards of $106,667 to reduce current year federal and state taxable income to zero, and the expiration of the period of time in which certain carryforwards are allowed to be used.

          As of December 31, 2002, the Company has available net operating loss carryforwards of approximately $795,166 for federal income tax purposes, and $1,632,045 for state income tax purposes that were generated and will expire according to the following table:

           Year ended June 30,
          --------------------                      Federal          State
          Generated   Expires   Contributions   Operating Loss   Operating Loss
          ----------  --------  --------------  ---------------  ---------------
          1998            2003  $          123  $             -  $       847,547
          1999            2004           7,291                -          346,903
          2000            2005           8,490                -          367,469
          2001            2006               -                -           70,126
          1999            2019               -          357,571                -
          2000            2020               -          367,469                -
          2001            2021               -           70,126                -
                                --------------  ---------------  ---------------
                                        15,904  $       795,166  $     1,632,045
                                ==============  ===============  ===============

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13.  INCOME  TAXES  (continued)

          Significant components of the provision for income taxes are as follows:

                                                          2002       2001
                                                       ---------  ---------
          Deferred:
            Federal tax (benefit) at statutory rates   $ 39,613   $(61,316)
            State tax (benefit) at statutory rates        6,175     (7,405)
            Valuation allowance                         (45,788)    68,721
                                                       ---------  ---------
            Total income tax expense (benefit)         $      -   $      -
                                                       =========  =========

          The reconciliation of income tax computed
           at statutory rates of income tax
          benefit are as follows:

                                                          2002       2001
                                                       ---------  ---------
          Statutory rate                                   34.0%      34.0%
          State income tax                                  5.3        5.3
          Valuation allowance                             (39.3)     (39.3)
                                                       ---------  ---------
                                                            0.0%       0.0%
                                                       =========  =========

NOTE 14.  SEGMENT  INFORMATION

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

          Types  of  Products  and  Services
          ----------------------------------

          The Company's results of operations are primarily reviewed by management on a consolidated basis. Management has organized the Company into four segments: IGA Grocery, Mini-Mart, Feed, and Other (which includes administration). IGA Grocery is a full service grocery store serving Deming and the surrounding community. Mini-Mart is a convenience store that caters to the local community and various other customers. The Feed segment main business is with the farming community in and around Luna County. Other relates to the rental of various rental spaces and acts as a support to the other departments.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 14.  SEGMENT  INFORMATION  (continued)

          Segment  Profit  and  Loss
          --------------------------

          The accounting policies used by the Company for reporting segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on segment profit and loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

          The following represents selected consolidated financial information for the Company's segments for the years ended June 30, 2002 and 2001. Administrative overhead that is not attributable to any particular segment has been allocated based on the net revenues of the segments.

                                                                           Continuing    Discontinued
                      IGA Grocery     Mini-Mart       Feed       Other     Operations      Operations    Total
JUNE 30, 2002
Revenues              $  9,217,802  $   1,791,676   $384,944   $        -  $11,394,422  $         -   $11,394,422
Other Income, net           74,936         17,454          -      242,788      335,178            -       335,178
                      ------------  --------------  ---------  ----------  -----------  ------------  ------------
Net revenues             9,292,738      1,809,130    384,944      242,788   11,729,600            -    11,729,600
Income (loss) from
 segment, before tax       161,947        (13,452)   (33,180)       1,196      116,511            -       116,511
Total assets               980,573         50,771     63,360    1,137,097    2,231,801            -     2,231,801
Property additions         141,994          1,693          -       67,177      210,864            -       210,864
Depreciation                68,284          9,651      7,838       88,113      173,886            -       173,886
Interest expense             3,557            934        103      134,633      139,227            -       139,227

JUNE 30, 2001
Revenues              $  9,663,021  $   2,076,627   $402,003   $   16,944  $12,158,595  $   135,390   $12,293,985
Other Income, net           94,992         10,633      4,461       95,417      205,503      (21,283)      184,220
                      ------------  --------------  ---------  ----------  -----------  ------------  ------------
Net revenues             9,758,013      2,087,260    406,464      112,361   12,364,098      114,107    12,478,205
Income (loss) from
 segment, before tax       250,758        (75,228)   (76,239)       6,692      105,983     (317,564)     (211,581)
Total assets               976,822         58,729     71,198    1,106,408    2,213,157            -     2,213,157
Property additions          79,813          6,200          -       59,573      145,586            -       145,586
Depreciation                55,758         19,839      2,863       57,946      136,406       17,796       154,202
Interest expense             2,965            833        323      118,698      122,819          255       123,074


NOTE 15.  SIMPLE  PLAN

          Effective March 1, 2001, the Company adopted a Simple Plan. All employees who have completed two years of service with the Company and are reasonably expected to receive at least $5,000 in compensation for the calendar year are eligible. Participants' interests become fully vested immediately and may be withdrawn at retirement, disability, termination, death, or upon attaining age 65, whichever occurs first. An eligible employee may make a salary reduction election to have his or her compensation for each pay period reduced by a percentage. The total amount of the reduction to an individual employee's compensation during calendar year 2002 and 2001 cannot exceed $7,000 and $6,500, respectively. For calendar year 2002, if a participant is at least 50 years of age, he or she will be eligible to make an additional
          "make-up"  contribution  of  $500.

          Employer contributions to the Simple Plan was 1% of the eligible employee's salary reduction contribution through December 31, 2001 and 2% of the eligible employees salary through June 30, 2002, not to exceed the employee's salary reduction. Contributions by the Company to the plan for the years ended June 30, 2002 and 2001 were $177 and $55 respectively.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 16.  GOING CONCERN

          The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the past few years, the Company has sustained substantial net operating losses that have caused the Company to be in violation of certain financial maintenance covenants required by the lender as discussed above in
          Note 7. The Company's mortgage note had a balance as of June 30, 2002 of $1,188,505. The holder has extended the note payable to January, 2003, however, financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Although the note has been extended by the current holder, such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that the current holder, or a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

          The Company has entered into negotiations with a new lender toward restructuring the obligation. In addition, Management has instituted measures to mitigate future losses by closing unprofitable segments and adding more profitable grocery products, and by attracting new tenants for the vacant mall spaces.

NOTE 17.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

          Supplemental  disclosure  of  cash  flow  information  is  as follows:

                                             2002      2001
                                           --------  --------
          Cash paid for interest           $134,633  $123,074
                                           ========  ========
          Cash paid for income taxes, net
            of refunds received            $      -  $      -
                                           ========  ========
          Non-cash investing activity:
            Equipment acquired under
              capital lease                $ 14,597  $ 24,893
                                           ========  ========

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 18.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of financial instruments:

          Cash  and  Cash  Equivalents
          ----------------------------

          The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

          Accounts  Receivable  and  Accounts  Payable
          --------------------------------------------

          The carrying amount of accounts receivable and accounts payable in the balance sheet approximates fair value.

          Long-Term  Debt  and  Capital  Leases
          -------------------------------------

          The  carrying  amount  of  the  debt  approximates  fair  value.

          The carrying amounts of the Company's financial instruments at June 30, 2002, approximate fair value.

NOTE 19.  NET  INCOME  PER  SHARE

          Net income per common share for the year ended June 30, 2002 has been calculated as follows:

                                                Year ended June 30, 2002
                                        ---------------------------------------
                                                        Weighted
                                                        Average
                                           Income        Shares      Per Share
                                        (Numerator)   (Denominator)    Amount
                                        ------------  -------------  ----------

          BASIC NET INCOME PER SHARE
            Income available to common
            stockholders                $    116,511         13,781  $     8.45
                                        ============  =============  ==========
          DILUTED NET INCOME PER SHARE
            Income available to common
            stockholders                $    116,511         13,781  $     8.45
                                        ============  =============  ==========

NOTE 20.  SUBSEQUENT  EVENT

          On July 25, 2002, the Company entered into a Loan Agreement (the Loan Agreement) with First Savings Bank. The Loan Agreement provides for borrowings of $99,825 to facilitate the upgrade of the cash register and computer systems of the grocery store. The cash registers were recorded as fixed asset additions of $98,805 during the year ended June 30, 2002. Borrowings will bear interest at 8.5%. Under the terms of the Loan Agreement, the Company will pay First Savings Bank the balance in full on demand, but if no demand is made, the Company will pay 120 payments of $1,245 and the note will mature on July 25, 2012. The loan is secured by a real estate mortgage.

NOTE 21.  RECENT  ACCOUNTING  STANDARDS

          Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" is effective for periods beginning after December 15, 2001 and addresses the appropriate accounting for certain vendor sales incentives. The Company's accounting procedures comply with the accounting requirements called for by this issue.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


          In June 2001 the Financial Accounting Standards Board (FASB) issued two new pronouncements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. Adoption of this standard had no effect on the financial statements of the Company. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No 142 will become effective for Farmers on July 1, 2002. The Company is currently analyzing the effect that this standard will have on its financial statements, and believes it would have an effect on the financial statements for the upcoming year only if the Company acquires a liquor license. The Company believes the standard will not have a significant effect on the other aspects of the financial statements.

NOTE 22.  MANAGEMENT'S  PLANS  FOR  FUTURE  OPERATIONS  (UNAUDITED)

          In the fiscal year ended June 30, 2002, the Company enjoyed modest success in reducing expenses and approaching profitability in its continuing operations. The Company continues to explore alternatives in long-term financing. In the absence of such alternative financing, the Company will be forced to evaluate other alternatives, such as court-supervised arrangements with its creditors, or bankruptcy. In the meantime, the Company believes that its short-term cash requirements will be met with funds generated from daily operations.

          Security measures taken in the previous fiscal year, including guards, cameras, and a reward system for those aiding in the apprehension of shoplifters appear to have reduced the incidence of both employee and customer theft. Prosecution of the wrongdoers is and will continue to be an essential part of the program.

          Management continues to focus on the operations at the Mini-Mart, carefully monitoring pricing and inventory levels. To date, significant reductions in operating losses from the prior year have been achieved, but the attainment of profitability in this business segment remains an elusive but important goal.

          Changing vendors to obtain better wholesale prices and altering the product mix to concentrate on higher margin items seem to have had a positive effect on operations at the feed store. A recent sublease of some space at the feed warehouse should also help in the attempt to convert this operation to a profit center.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 22.  MANAGEMENT'S  PLANS  FOR FUTURE OPERATIONS (UNAUDITED) (continued)

          The making of improvements to the physical plant and upgrades of equipment will continue so long as internally generated funds permit. Management believes the Company can fund its operations and service its debt for the first half of Fiscal 2003 out of cash flow from operations. Its ability to do so beyond January of 2003 will depend on its ability to either negotiate another extension of the mortgage note with the present holder of the note or to secure refinancing from another source.

          Otherwise, Management intends to focus its attention on increasing feed and grocery sales. The Company has reduced operating costs by eliminating unprofitable business lines and locations, and plans to continue the reduction of operating costs associated with its continuing enterprises. Future results from operations may differ materially from the opinions expressed by Management.

                      (This page intentionally left blank.)