Form 10QSB
period 2002-09-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2002-11-13
CIK 781889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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


                         Yes [ X ]            No [   ]


     As of September 30, 2002, 13,781.47 shares of Common Stock Mimbres Valley Farmers Association, Inc. (Farmers or the Company) were outstanding.


     Traditional small business disclosure format:  Yes [   ]    No [ X ]

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                      INDEX


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial  Statements

                  Balance  Sheets  as  of
                    September 30, 2002 and June 30, 2002                       1

                  Statements of Operations and Retained Earnings (Deficit)
                    for  the  three  months ended
                    September  30,  2002  and 2001                             3

                  Statements  of  Cash Flows for the
                    three  months  ended
                    September  30,  2002  and 2001                             4

                  Notes  to  Unaudited Financial Statements                    5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition or Plan of Operation                  8

         Item 3.  Controls and Procedures                                     13

PART II. OTHER  INFORMATION

         Item 1.  Legal Proceedings                                           13

         Item 2.  Changes  in Securities                                      13

         Item 3.  Defaults  upon  Senior Securities                           13

         Item 4.  Submission  of Matters to a Vote of Security Holders        14

         Item 5.  Other Information                                           14

         Item 6.  Exhibits and Reports on Form 8-K                            14

                             PART I.  FINANCIAL INFORMATION

                              ITEM 1:  FINANCIAL STATEMENTS

                        Mimbres Valley Farmers Association, Inc.
                                    dba Farmers, Inc.
                                     Balance Sheets
                          September 30, 2002 and June 30, 2002

                                         ASSETS


                                            UNAUDITED                  AUDITED
                                               At                        At
                                       September 30, 2002           June 30, 2002
                                      ---------------------  ---------------------
Current Assets

  Cash and cash equivalents           $              61,866  $             257,956
  Accounts receivable, net of
    allowance for doubtful accounts,
    September 30, 2002, $4,000 and
    June 30, 2002, $4,000
      Trade                                          43,084                 58,326
      Related parties                                 6,020                  1,039
      Other                                           8,621                  5,121
  Inventories                                       646,752                607,512
  Prepaid expenses                                   39,823                 79,099
                                      ---------------------  ---------------------

      Total current assets                          806,166              1,009,053
                                      ---------------------  ---------------------

Property and Equipment, net                       1,256,392              1,212,651
                                      ---------------------  ---------------------

Other Non-Current Assets

  Note receivable                                     9,039                  9,039
  Other assets                                       29,427                    427
  Deferred income tax asset                             631                    631
                                      ---------------------  ---------------------

      Other non-current assets, net                  39,097                 10,097
                                      ---------------------  ---------------------

        Total assets                              2,101,655             2,231,801
                                      =====================  =====================

                See accompanying notes to financial statements.

                                Mimbres Valley Farmers Association, Inc.
                                            dba Farmers, Inc.
                                             Balance Sheets
                                  September 30, 2002 and June 30, 2002

                                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         UNAUDITED                   AUDITED
                                                             At                         At
                                                     September 30, 2002           June 30, 2002
                                                    -----------------------  ----------------------
Current Liabilities

  Note payable                                      $            1,166,415   $           1,188,505
  Current portion of notes payable                                   6,126                       -
  Current portion of capital leases payable                         11,864                  11,864
  Accounts payable                                                 387,012                 608,511
  Accrued expenses payable                                         172,429                 150,829
                                                    -----------------------  ----------------------

      Total current liabilities                                  1,743,846               1,959,709
                                                    -----------------------  ----------------------

Non-current Liabilities


  Note payable, less current portion above                          92,667                       -
  Capital leases payable,
    less current portion above                                      14,510                  17,137
                                                    -----------------------  ----------------------

      Total non-current liabilities                                107,177                  17,137
                                                    -----------------------  ----------------------

        Total Liabilities                                        1,851,023               1,976,846
                                                    -----------------------  ----------------------

Shareholders' Equity

  Common stock, $25 par value;
    20,000 authorized: 13,915 issued
    and 13,781 outstanding                                         347,875                 347,875

  Retained deficit                                                 (93,893)                (89,570)

  Less: 134 shares treasury stock                                   (3,350)                 (3,350)
                                                    -----------------------  ----------------------

      Total shareholders' equity                                   250,632                 254,955
                                                    -----------------------  ----------------------

        Total liabilities and shareholders' equity               2,101,655              2,231,801
                                                    =======================  ======================

                See accompanying notes to financial statements.

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.
            Statements of Operations and Retained Earnings (Deficit)
             For the three months ended September 30, 2002 and 2001


                                    UNAUDITED

                                            Three Months Ended
                                               September 30,
                                           2002           2001
                                      --------------  -------------
Net sales and gross revenue           $   2,822,112   $  3,011,726
Cost of sales                             2,238,669      2,415,420
                                      --------------  -------------
      Gross profit                          583,443        596,306

Selling, general and
  administrative expenses                   608,838        631,754
                                      --------------  -------------
      Operating income (loss)               (25,395)       (35,448)

Other income (expense)
  Rental income                              32,465         20,550
  Fees and commissions                       18,853         21,026
  Other income                                1,379         15,853
  Interest expense                          (31,625)       (31,044)
                                      --------------  -------------
      Income (loss) before
        income tax benefit (expense)         (4,323)        (9,063)

Income tax benefit (expense)                      -              -
                                      --------------  -------------

      Net income (loss)                      (4,323)        (9,063)

Retained earnings (deficit)
  Beginning of the period                   (89,570)      (206,081)
                                      --------------  -------------
  End of the period                   $     (93,893)  $   (215,144)
                                      ==============  =============

Basic and Diluted Income (Loss)
  per common share
  Income (Loss) from
    continuing operations             $       (0.31)  $      (0.66)
                                      ==============  =============

                See accompanying notes to financial statements.

                           Mimbres Valley Farmers Association, Inc.
                                       dba Farmers, Inc.
                                   Statements of Cash Flows
                    For the three months ended September 30, 2002 and 2001


                                           UNAUDITED


                                                                Three Months Ended
                                                     September 30, 2002    September 30, 2001
                                                    --------------------  --------------------
Cash flows from operating activities
  Net (loss)                                        $            (4,323)  $            (9,063)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                              41,160               204,186
      Gain on sale of fixed assets                                 (850)                    -
  Changes in assets and liabilities:
    Accounts receivable                                           6,761                32,823
    Inventories                                                 (39,240)              419,320
    Prepaid expenses                                             39,276                  (402)
    Other assets                                                (29,000)                5,500
    Accounts payable                                           (221,499)             (333,895)
    Accrued expenses                                             21,600                31,520
                                                    --------------------  --------------------
    Net cash provided (used) by
      operating activities                                     (186,115)              349,989
                                                    --------------------  --------------------

Cash flows from investing activities
  Additions to property and equipment, net                      (84,505)              (54,251)
  Sale of fixed assets                                              850                     -
  Decrease in notes receivable                                        -                17,072
                                                    --------------------  --------------------
    Net cash provided (used) by
      investing activities                                      (83,655)              (37,179)
                                                    --------------------  --------------------

Cash flows from financing activities
  Proceeds from long-term financing                              99,825                     -
  Repayment of notes payable and capital leases                 (26,145)              (70,588)
                                                    --------------------  --------------------
    Net cash provided (used) by
      financing activities                                       73,680               (70,588)
                                                    --------------------  --------------------

Increase (decrease) in cash                                    (196,090)              242,222

Cash at beginning of period                                     257,956               256,690
                                                    --------------------  --------------------
Cash at end of period                               $            61,866   $           498,912
                                                    ====================  ====================

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

Note 2.   Basis  of  Presentation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Mimbres Valley Farmers Association, Inc. (Farmers) as of September 30, 2002 and June 30, 2002, the results of operations for the three month period ended September 30, 2002 and 2001 and the statements of cash flows for the three month periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 2002 Annual Report. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of results for a full year.

          The accounting policies followed by Farmers are set forth in Note 1 to the financial statements in the 2002 Farmers Annual Report filed on Form 10-KSB.

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

          The following represents selected consolidated financial information for the Company's segments for the three months ended September 30, 2002 and 2001. Administrative overhead that is not attributable to any particular segment has been allocated based on the net revenues of the segments.

                       IGA Grocery    Mini-Mart     Feed       Other       Total
Three months ended:
SEPTEMBER 30, 2002
Revenues              $  2,265,905   $  463,462   $ 92,745   $      -   $2,822,112
Other Income, net           13,545        5,079          -     34,073       52,697
                      -------------  -----------  ---------  ---------  -----------
Net revenues             2,279,450      468,541     92,745     34,073    2,874,809
Income (loss) from
 segment, before tax        (8,951)      10,037    (14,471)     9,062       (4,323)
Total assets             1,042,840       50,479     61,400    946,936    2,101,655
Property additions          81,915        2,153          -        832       84,900
Depreciation                19,648        2,445      1,960     17,107       41,160
Interest expense            25,073        5,155      1,021        376       31,625

Three months ended:
SEPTEMBER 30, 2001
Revenues              $  2,410,828   $  507,919   $ 92,979   $      -   $3,011,726
Other Income, net           25,807            -          -     31,622       57,429
                      -------------  -----------  ---------  ---------  -----------
Net revenues             2,436,635      507,919     92,979     31,622    3,069,155
Income (loss) from
 segment, before tax         5,986       (6,610)    (3,344)    (5,095)      (9,063)
Depreciation                27,460        1,626      1,832      4,587       35,505

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

          Supplemental  Cash  Flow  Information
          -------------------------------------

          Selected  cash  payments  and  non-cash  activities  were  as follows:

                                          Three Months ended
                                             September 30,
                                             2002     2001
                                         ---------  ---------
          Cash  payments  for  interest  $  31,625  $  30,839

Note  3:  Commitment  to  Purchase

          Farmers entered into an agreement to purchase a liquor license with a purchase price of $290,000, and commission of $23,200 for a total cost of $313,200. A deposit of $29,000 paid during the period ended September 30, 2002 is recorded as other assets in the balance sheet. The sale will not close until Farmers has received the approval of the Alcohol and Gaming Division of the Regulation and Licensing Department of the State of New Mexico for the transfer of the license. Farmers is currently seeking financing to fund the purchase of the license.

ITEM 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

               Financial  Condition  and  Changes  in  Financial  Condition
               ------------------------------------------------------------

          Mimbres Valley Farmers Association, Inc.'s total assets decreased by $130,146, or 5.83%, to $2,101,655 at September 30, 2002, from
          $2,231,801 at June 30, 2002. The decrease in total assets was caused primarily by decreases in cash and prepaid expenses. Cash decreased by $196,090, or 76.02% to $61,866 from $257,956 at June 30, 2002. The decrease in cash was the result of the Company's effort to update and repair the facility, and the efforts to purchase a liquor license. Accounts receivable trade decreased by $15,242, or 26.13% to $43,084 from $58,326 while related party and other receivables increased $8,481, or 137.68% to $14,641 from $6,160 at June 30, 2002. Related party receivables consist of trade accounts receivable owed to the Company by directors and employees. All related party receivables are current as of September 30, 2002. Inventory increased by $39,240, or 6.46%, to $646,752 from $607,512 at June 30, 2002. Prepaid expenses decreased  by  $39,276,  or 49.65% to $39,823 from $79,099 at June 30,
          2002. Gross fixed assets increased by $84,901, or 1.98% to $4,359,177 from $4,274,276 at June 30, 2002 and the Company recorded $41,160 in depreciation expense and related accumulated depreciation during the three months ended September 30, 2002.

          Total liabilities decreased by $125,823, or 6.36%, to $1,851,023 at September 30, 2002 from $1,976,846 at June 30, 2002. The decrease resulted primarily from the Company's effort to reduce outstanding accounts payable. Accounts payable decreased by $221,499, or 36.4% to $387,012 from $608,511 at June 30, 2002. Loans, notes and capital leases payable increased $74,076, or 6.08% to a total of $1,291,582 from $1,217,506 at June 30, 2002. Accrued expenses increased by $21,600, or 14.32% to $172,429 from $150,829 at June 30, 2002. The increase in accrued expenses is attributable to an increase in accrued wages payable at September 30, 2002.

               -----------------------------------------------------------------

          Total shareholders' equity decreased $4,323, or 1.70% to $250,632 from $254,955 at June 30, 2002. The decrease was the result of operating losses for the first three months of fiscal year 2002. Management believes that the bottom has been reached and expects shareholders' equity to gradually increase in future periods.

               Comparison of Operating Results for the Three Months Ended
               ----------------------------------------------------------
               September 30, 2002 and 2001
               ---------------------------

          General - Revenues decreased for the three months ended September 30, 2002 by $189,614, or 6.30% to $2,822,112 from $3,011,726 for the three months ended September 30, 2001. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally. Net loss decreased by $4,740, or 52.30% to net loss of $4,323 for the three months ended September 30, 2002 from a net loss of $9,063 for the three months ended September 30, 2001.

          IGA Grocery - Revenues decreased for the three months ended September 30, 2002 by $144,923, or 6.01% to $2,265,905 from $2,410,828 for the three months ended September 30, 2001. Management believes the decreased revenues in this segment are due to the continued depressed economic conditions in the area. Net income from the segment decreased $14,937 to a net loss of $8,951 from net income of $5,986 for the three months ended September 30, 2001. This decrease in net income resulted primarily from changes in the method used to allocate administrative expenses to the segment.

          Mini-Mart - Revenues decreased for the three months ended September 30, 2002 by $44,457, or 8.75% to $463,462 from $507,919 for the three months ended September 30, 2001. Net income increased by $16,647 or 251.85% to net income of $10,037 from a net loss of $6,610 for the three months ended September 30, 2001. The revenue decrease resulted in part from the dependence of convenience stores on the sale of gasoline (which has varying prices and profit margins from period to period), in part from increased competition in the area and in part from the general economic conditions. The increase in net income resulted primarily from increased prices for certain products.

          Feed - Revenues decreased for the three months ended September 30, 2002 by $234, less than one percent to $92,745 from $92,979 for the three months ended September 30, 2001. This virtually static condition resulted primarily from decreased demand in the area.

               Mortgage  Note
               --------------

          The Company's mortgage note had a balance as of September 30, 2002 of $1,166,415. Although its maturity date has been extended by the holder until January 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported in the June 30, 2002 Form 10-KSB, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

          Securing a long-term loan commitment remains one of the pressing needs of Farmers' business. Several banks in Deming have rejected the Company's applications, principally on the grounds that it is rumored that a large competitor is coming to town that the Company could not successfully compete with. However, at the present time, the Company has applied through a financial institution in neighboring Silver City, New Mexico for a loan 90% guaranteed by the United States Department of Agriculture that would enable Farmers to pay off the mortgage note when it comes due. Approval of the application is pending at the USDA.

          In the meantime, the present holder of the mortgage note has indicated informally that, so long as serious efforts at refinancing are being made by the Company, if additional time is needed to complete them, the owner will grant an extension beyond the present maturity, but only for a period measured in months, not years.

               Long-term Contractual Obligations
               ---------------------------------

          During the period ended September 30, 2002, the Company obtained a loan for $99,825, secured by a mortgage on the Mini-Mart location and an assignment of all rents on the Company's rental properties, with payment terms of $1,244.54 per month for ten years at an interest rate that floats 2% above prime, currently 8.5%. The purpose of this loan was to fund an upgrade of the cash register and inventory systems in the IGA grocery. Prior to September 30, 2002, the Company had committed to four capital leases.

          Future maturities of long-term debt and capital leases as of September 30, 2002 are as follows (not including the mortgage note discussed above):

                                      Payments due by Period
                          ----------------------------------------------
                                   Less than    1-3      4-5     After 5
                           Total   One Year    Years    Years    Years
                          -------  ---------  -------  -------  --------

          Long-term debt  $98,793  $   6,126  $23,723  $30,586  $38,358
          Capital leases   26,374     11,864   14,510        -        -

               Physical Plant
               --------------

          In recent months, the Company has begun to reverse the effect of years of neglect of its physical plant by repairing roofs, updating and enlarging freezer and cooler capacity, acquiring an electric shopping cart, and updating exterior lighting, floors, cash registers, register islands and sliding doors.

          As of April 22, 2002, the Company began installing new software as part of a larger program to install new counters, registers, and carts. This project is expected to cost approximately $120,000. Management expects to fund this project from daily cash to the extent possible, with additional amounts financed by the bank loan discussed above.

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

          The Border Foods chile processing plant, once one of the largest in the Southwest, operates near Deming. Farmers has recently begun selling cases of dented cans of chile products from Border Foods in one of the previously vacant retail locations in the mall area.
          Farmers also uses the same location to act as an agent for Nu-Way laundry and dry cleaners.

          A building permit has finally been issued, and construction and lease payments have begun on the parcel of land leased by Farmers to GTE/Verizon for a cellular phone tower. The tower will enhance cell phone service in Deming and provide digital service for the area.

               Economic  Conditions
               --------------------

          The operations and financial condition of Farmers continue to be adversely affected by economic conditions in Deming and Luna County, New Mexico generally. In February, 1999, the federal government announced the establishment of the Deming/Luna County Enterprise Community. Only the most economically depressed communities in the nation at that time were designated either an Empowerment Zone or an Enterprise Community. At the time Deming/Luna County was designated an Enterprise Community, an estimated 41% of the adult population of the area did not have a high school diploma, an estimated 35% of the adult population were unable to read and write in English, the poverty rate (as established by federal guidelines) was 34.9% for Luna County, and the unemployment rate was 34%.

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

          Farmers has applied for a liquor license and a hearing on the application will take place in November or December of 2002. Although no assurance to this effect can be given, Management anticipates that the application will be granted; accordingly, the Company is in the process of borrowing the funds necessary to complete the purchase of the license as soon as practicable after the hearing. If approval is obtained, and the purchase of the license completed, Farmers can commence selling within as little as thirty days, which will permit it to take advantage of sales during at least some of the holiday season.

ITEM 3.   Controls  and  Procedures.

          (a)  Evaluation  of  Disclosure  Controls  and  Procedures.

          The Company's Chief Executive Officer, Shelby C. Phillips, and Chief Accounting Officer, Janet Robinson, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company that is required to be disclosed is made known to them.

          (b)  Changes  in  Internal  Controls.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluations, except that some office procedures for the handling of records and funds have been changed, at the suggestion of the Company's independent auditors, to help minimize the possibility of employee theft or embezzlement.


PART II - OTHER  INFORMATION

ITEM 1. - Legal  Proceedings

          Not  applicable.

ITEM 2. - Changes  in  Securities

          Not  applicable.

ITEM 3. - Defaults  upon  Senior  Securities

          The Company's mortgage note had a balance as of September 30, 2002 of $1,166,415. Although its maturity date has been extended by the holder until January 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

ITEM 4. - Submission  of  Matters  to  a  Vote  of  Security  Holders

          Not  applicable

ITEM 5. - Other Information.

          Not  applicable.

ITEM 6. - Exhibits  and  Reports  on  Form  8-K.

          (a) Exhibits. See Exhibit Index immediately following the signature page.

          (b)  Reports  on  Form  8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 2002             MIMBRES  VALLEY  FARMERS
                                         ASSOCIATION,  INC.

                                     /s/ Shelby C. Phillips, President and Chief
                                         Executive Officer (Principal Executive
                                         Officer)


                                    /s/ Janet Robinson, Chief Financial Officer
                                        (Principal Accounting Officer)

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Shelby Phillips, President, General Manager and Chief Executive Officer of Mimbres Valley Farmers Association, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Mimbres Valley Farmers Association, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                 /s/  Shelby  Phillips
                                        Shelby  Phillips
                                        Chief  Executive  Officer

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Janet Robinson, Chief Financial Officer of Mimbres Valley Farmers Association, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Mimbres Valley Farmers Association, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                      /s/  Janet  Robinson
Date                                   Janet  Robinson
                                       Chief Financial Officer

                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Shelby Phillips, General Manager and Chief Executive Officer, and Janet Robinson, Principal Accounting Officer of Mimbres Valley Farmers Association, Inc. (the "Company") each certify in his or her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the fiscal quarter ended September 30, 2002 and that to the best of his or her knowledge:

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


November 13, 2002                      /s/  Shelby  Phillips
Date                                   Shelby  Phillips
                                       President and Chief Executive Officer


November 13, 2002                      /s/  Janet  Robinson
Date                                   Janet  Robinson
                                       Chief  Financial  Officer

                                  EXHIBIT INDEX


Exhibit Nature of Exhibit                  Page Number

3.1     Articles of Incorporation          Incorporated  by  reference
3.2     Bylaws                             Incorporated  by  reference
4.1     Specimen of Stock Certificate      Incorporated  by  reference