Form 10QSB
period 2002-12-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2003-02-13
CIK 781889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

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
                                 (505) 546-2769



          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject

                     Yes  [X]                   No  [  ]


          As of December 31, 2002, 13,781.47 shares of Common Stock Mimbres Valley Farmers Association, Inc. (Farmers or the Company) were outstanding.


          Traditional small business disclosure format:      Yes [ ]   No [X]

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                      INDEX


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of
                    December 31, 2002 and June 30, 2002                        1

                  Statements of Operations and Retained Earnings (Deficit)
                    for the three months and six months ended
                    December 31, 2002 and 2001                                 3

                  Statements of Cash Flows for the
                    six months ended
                    December 31, 2002 and 2001                                 4

                  Notes to Unaudited Financial Statements                      5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition or Plan of Operation                  9

         Item 3.  Controls and Procedures                                     15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           15

         Item 2.  Changes in Securities                                       15

         Item 3.  Defaults upon Senior Securities                             15

         Item 4.  Submission of Matters to a Vote of Security Holders         16

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.
                                 Balance Sheets
                       December 31, 2002 and June 30, 2002

                                     ASSETS


                                          UNAUDITED          AUDITED
                                              At               At
                                      December 31, 2002   June 30, 2002
                                      ------------------  -------------
Current Assets

  Cash and cash equivalents           $          108,571  $     257,956
  Accounts receivable, net of
    allowance for doubtful accounts,
    December 31, 2002, $4,000 and
    June 30, 2002, $4,000
      Trade                                       57,605         58,326
      Related parties                              5,718          1,039
      Other                                       11,370          5,121
  Inventories                                    617,916        607,512
  Prepaid expenses                                40,557         79,099
                                      ------------------  -------------

      Total current assets                       841,737      1,009,053
                                      ------------------  -------------

Property and Equipment, net                    1,230,184      1,212,651
                                      ------------------  -------------

Other Non-Current Assets

  Note receivable                                  9,039          9,039
  Intangible assets                              319,686              -
  Other assets                                       427            427
  Deferred income tax asset                          631            631
                                      ------------------  -------------

      Other non-current assets, net              329,783         10,097
                                      ------------------  -------------

        Total assets                  $        2,401,704  $   2,231,801
                                      ==================  =============

                 See accompanying notes to financial statements.

                        Mimbres Valley Farmers Association, Inc.
                                   dba Farmers, Inc.
                                     Balance Sheets
                          December 31, 2002 and June 30, 2002

                          LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         UNAUDITED          AUDITED
                                                            At                 At
                                                     December 31, 2002   June 30, 2002
                                                    -------------------  --------------
Current Liabilities

  Note payable                                      $        1,143,491   $   1,188,505
  Note payable - related party                                 299,171               -
  Current portion of note payable                                6,126               -
  Current portion of capital leases payable                     11,864          11,864
  Accounts payable                                             517,300         608,511
  Accrued expenses payable                                     158,953         150,829
                                                    -------------------  --------------

      Total current liabilities                              2,136,905       1,959,709
                                                    -------------------  --------------

Non-current Liabilities


  Note payable, less current portion above                      91,044               -
  Capital leases payable,
    less current portion above                                  11,755          17,137
                                                    -------------------  --------------

      Total non-current liabilities                            102,799          17,137
                                                    -------------------  --------------

        Total Liabilities                                    2,239,704       1,976,846
                                                    -------------------  --------------

Shareholders' Equity

  Common stock, $25 par value;
    20,000 authorized: 13,915 issued
    and 13,781 outstanding                                     347,875         347,875

  Retained deficit                                            (182,525)        (89,570)

  Less: 134 shares treasury stock                               (3,350)         (3,350)
                                                    -------------------  --------------

      Total shareholders' equity                               162,000         254,955
                                                    -------------------  --------------

        Total liabilities and shareholders' equity  $        2,401,704   $   2,231,801
                                                    ===================  ==============

                 See accompanying notes to financial statements.

                                Mimbres Valley Farmers Association, Inc.
                                            dba Farmers, Inc.
                        Statements of Operations and Retained Earnings (Deficit)
                  For the three months and six months ended December 31, 2002 and 2001


                                                UNAUDITED


                                                Three Months Ended               Six Months Ended
                                                   December 31,                    December 31,
                                               2002            2001            2002            2001
                                          --------------  --------------  --------------  --------------
Net sales and gross revenue               $   2,667,842   $   2,720,439   $   5,397,209   $   5,639,186
Cost of sales                                 2,132,960       2,114,205       4,291,951       4,482,894
                                          --------------  --------------  --------------  --------------
      Gross profit                              534,882         606,234       1,105,258       1,156,292

Selling, general and
  administrative expenses                       607,293         604,088       1,188,594       1,186,250
                                          --------------  --------------  --------------  --------------
      Operating income (loss)                   (72,411)          2,146         (83,336)        (29,958)

Other income (expense)
  Rental income                                  34,238          26,256          66,703          46,806
  Fees and commissions                           16,709          15,506          35,562          36,532
  Other income                                    3,936           1,363           5,315          17,216
  Interest expense                              (33,600)        (32,973)        (65,224)        (64,017)
                                          --------------  --------------  --------------  --------------

      Income (loss) from continuing
        operations before income net of
        tax benefit (expense) of -0-            (51,128)         12,298         (40,980)          6,579

Discontinued Operations
  Loss from operations of discontinued
    feed segment,  net of
    income tax benefit of -0-                   (37,504)        (22,308)        (51,975)        (25,652)
                                          --------------  --------------  --------------  --------------
      Net (loss)                                (88,632)        (10,010)        (92,955)        (19,073)

Retained earnings (deficit)
  Beginning of the period                       (93,893)       (215,144)        (89,570)       (206,081)
                                          --------------  --------------  --------------  --------------
  End of the period                       $    (182,525)  $    (225,154)  $    (182,525)  $    (225,154)
                                          ==============  ==============  ==============  ==============

Basic and Diluted Income (Loss)
  per common share
  Income (loss) from:
    Continuing operations                 $       (3.71)  $        0.89   $       (2.97)  $        0.48
    Discontinued operations                       (2.72)          (1.62)          (3.77)          (1.86)
                                          --------------  --------------  --------------  --------------

                                          $       (6.43)  $       (0.73)  $       (6.74)  $       (1.38)
                                          ==============  ==============  ==============  ==============

                 See accompanying notes to financial statements.

                         Mimbres Valley Farmers Association, Inc.
                                     dba Farmers, Inc.
                                 Statements of Cash Flows
                    For the six months ended December 31, 2002 and 2001


                                         UNAUDITED


                                                              Six Months Ended
                                                    December 31, 2002   December 31, 2001
                                                    ------------------  ------------------
Cash flows from operating activities
  Net (loss)                                        $         (92,955)  $         (19,073)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                            87,924              71,010
      Gain on sale of fixed assets                             (4,406)             (3,185)
      Property and equipment additions in
        accounts payable                                       (2,138)             (1,122)
  Changes in assets and liabilities:
    Accounts receivable                                       (10,207)            (13,966)
    Inventories                                               (10,404)              4,347
    Prepaid expenses                                           38,542              41,444
    Accounts payable                                          (91,211)           (237,513)
    Accrued expenses                                            8,124              24,700
                                                    ------------------  ------------------
    Net cash provided (used) by
      operating activities                                    (76,731)           (133,358)
                                                    ------------------  ------------------

Cash flows from investing activities
  Additions to property and equipment, net                   (105,971)            (48,927)
  Purchase of Liquor License                                 (319,686)                  -
  Sale of fixed assets                                          7,058               3,185
                                                    ------------------  ------------------
    Net cash provided (used) by
      investing activities                                   (418,599)            (45,742)
                                                    ------------------  ------------------

Cash flows from financing activities
  Proceeds from long-term financing                            99,825             150,000
  Proceeds from related party note payable                    300,000                   -
  Repayment of notes payable and capital leases               (53,880)            (61,116)
                                                    ------------------  ------------------
    Net cash provided (used) by
      financing activities                                    345,945              88,884
                                                    ------------------  ------------------

Increase (decrease) in cash                                  (149,385)            (90,216)

Cash at beginning of period                                   257,956             140,526
                                                    ------------------  ------------------

Cash at end of period                               $         108,571   $          50,310
                                                    ==================  ==================

                 See accompanying notes to financial statements.

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements


Note 1.   Description of Business

          Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. ("Farmers" or the "Company"), a New Mexico Corporation, currently operates a retail grocery store, and a convenience store. The Company also leases certain retail space to unrelated parties. All operations are located in Deming, New Mexico ("Deming"). The economy of Deming is dependent mainly on agriculture and related agri-business.

Note 2.   Basis of Presentation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Mimbres Valley Farmers Association, Inc. (Farmers) as of December 31, 2002 and June 30, 2002, the results of operations for the three month and six month periods ending December 31, 2002 and 2001 and the statements of cash flows for the six month periods ending December 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 2002 Annual Report. The results of operations for the six months ended December 31, 2002, are not necessarily indicative of results for a full year.

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

          Types  of  Products  and  Services
          ----------------------------------

          The Company's results of operations are reviewed primarily on a consolidated basis. Management has organized the Company into three segments: Other (which includes Administration), IGA Grocery, and Mini-Mart. The "Feed" segment was discontinued as of January 3, 2003 and is reported as discontinued operations in the December 31, 2002 financial statements. "Other" relates to the rental of various rental spaces and acts as a support to the other departments. IGA Grocery is a full service grocery store serving Deming and the surrounding community. Mini-Mart is a convenience store that caters to the local community and various other customers who pass through town.

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

          The following represents selected consolidated financial information for the Company's segments for the six months and three months ended December 31, 2002 and 2001. Administrative overhead that is not attributable to any particular segment has been allocated based on the net revenues of the segments.

                                                                        Total       Discontinued
                                                                      Continuing     Operations
                       IGA Grocery      Mini-Mart        Other        Operations        Feed          Total
                      --------------  --------------  ------------  --------------  ------------  --------------
Six months ended
DECEMBER 31, 2002
Revenues              $   4,502,340   $     894,869   $         -   $   5,397,209   $   185,607   $   5,582,816
Other Income, net            25,472           9,668        72,440         107,580             -         107,580
                      --------------  --------------  ------------  --------------  ------------  --------------
Net revenues              4,527,812         904,537        72,440       5,504,789       185,607       5,690,396
Income (loss) from
 segment, before tax        (53,073)         (9,745)       21,838         (40,980)      (51,975)        (92,955)
Total assets              1,220,953         123,059       992,831       2,336,843        64,861       2,401,704
Property additions          104,273           3,003           832         108,108             -         108,108
Depreciation                 37,376           4,977        41,652          84,005         3,919          87,924
Interest expense             51,899          10,371         2,954          65,224             -          65,224

Six months ended
DECEMBER 31, 2001
Revenues              $   4,703,118   $     936,068   $         -   $   5,639,186   $   179,111   $   5,818,297
Other Income, net            44,570           8,570        47,414         100,554             -         100,554
                      --------------  --------------  ------------  --------------  ------------  --------------
Net revenues              4,747,688         944,638        47,414       5,739,740       179,111       5,918,851
Income (loss) from
 segment, before tax         42,352          (6,748)      (29,025)          6,579       (25,652)        (19,073)
Depreciation                 46,121           3,252        17,973          67,346         3,664          71,010
Interest expense              1,202             451        62,364          64,017            23          64,040


                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements


Note 2.   Basis  of  Presentation  (continued)

          Segment Profit and Loss (continued)
          -----------------------

                                                                        Total       Discontinued
                                                                      Continuing     Operations
                        IGA Grocery      Mini-Mart       Other        Operations        Feed          Total
                      --------------  --------------  ------------  --------------  ------------  --------------
Three months ended:
DECEMBER 31, 2002
Revenues              $   2,236,435   $     431,407   $         -   $   2,667,842   $    92,862   $   2,760,704
Other Income, net            11,927           4,589        38,367          54,883             -          54,883
                      --------------  --------------  ------------  --------------  ------------  --------------
Net revenues              2,248,362         435,996        38,367       2,722,725        92,862       2,815,587
Income (loss) from
 segment, before tax        (44,122)        (19,782)       12,776         (51,128)      (37,504)        (88,632)
Total assets              1,220,953         123,059       992,831       2,336,843        64,861       2,401,704
Property additions           22,358             850             -          23,208             -          23,208
Depreciation                 17,728           2,532        24,545          44,805         1,959          46,764
Interest expense             26,827           5,216         1,557          33,600             -          33,600

Three months ended:
DECEMBER 31, 2001
Revenues              $   2,292,290   $     428,149   $         -   $   2,720,439   $    86,132   $   2,806,571
Other Income, net            18,763           8,570        15,792          43,125             -          43,125
                      --------------  --------------  ------------  --------------  ------------  --------------
Net revenues              2,311,053         436,719        15,792       2,763,564        86,132       2,849,696
Income (loss) from
 segment, before tax         36,366            (138)      (23,930)         12,298       (22,308)        (10,010)
Depreciation                 18,661           1,626         4,588          24,875         1,832          26,707
Interest expense              1,202             247        31,524          32,973            23          32,996


          Revenue Recognition
          -------------------

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

          Cost of Sales
          -------------

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

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements


Note 2.   Basis  of  Presentation  (continued)

          Supplemental Cash Flow Information
          ----------------------------------

          Selected cash payments and non-cash activities were as follows:

                                                          Six Months Ended
                                                           December 31,
                                                        2002           2001
                                                   -------------  -------------
          Cash payments for interest               $     65,224   $     64,040

Note 3:   Related Party Transaction

          Farmers entered into an agreement to purchase a liquor license with a final total cost of $319,686 which was completed during the quarter ended December 31, 2002. Financing for the purchase of the liquor license was provided in the form of a $300,000 loan from a member of the board of directors of Mimbres Valley Farmers Association, Inc. who also serves as Chief Executive Officer. The loan is secured by a promissory note with an interest rate that is adjusted annually to a rate that is 4 percentage points above the Wall Street Journal Prime Rate, currently 8.5%, and is collateralized by a security interest in the liquor license. The note is due on demand, but if no demand is made, it is payable in 179 installments of $2,954 with one final irregular payment for all principal and interest not yet paid.

Note 4:   Discontinued Operations

          Effective January 3, 2003, the Company closed the Feed Store. The results of operations of the Feed Store have been presented in the December 31, 2002 financial statements as a loss from discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company plans to sell the larger equipment items individually and expects to lease the feed store building to an unrelated party.

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

               Financial Condition and Changes in Financial Condition
               ------------------------------------------------------

          Mimbres Valley Farmers Association, Inc.'s total assets increased by $169,903, or 7.61%, to $2,401,704 at December 31, 2002, from
          $2,231,801 at June 30, 2002. The increase in total assets was caused primarily by the purchase of the liquor license. Cash decreased by $149,385, or 57.91% to $108,571 from $257,956 at June 30, 2002. The decrease in cash was the result of the Company's effort to update and repair the facility, and the purchase of the liquor license. Accounts receivable trade decreased by $721, or 1.24% to $57,605 from $58,326 while related party and other receivables increased $10,928, or 277% to $17,088 from $6,160 at June 30, 2002. Related party receivables consist of trade accounts receivable owed to the Company by directors and employees. All related party receivables are current as of December 31, 2002. Inventory increased by $10,404, or 1.71%, to $617,916 from $607,512 at June 30, 2002. Prepaid expenses decreased by $38,542, or 48.73% to $40,557 from $79,099 at June 30, 2002. Gross fixed assets increased by $105,457, or 2.4% to $4,379,733 from $4,274,276 at June 30, 2002 and the Company recorded $87,924 in depreciation expense and related accumulated depreciation during the six months ended December 31, 2002.

          Total liabilities increased by $262,858, or 13.30%, to $2,239,704 at December 31, 2002 from $1,976,846 at June 30, 2002. The increase resulted primarily from the loan to purchase the liquor license. Accounts payable decreased by $91,211, or 14.99% to $517,300 from $608,511 at June 30, 2002. Loans, notes and capital leases payable increased $345,945, or 28.41% to a total of $1,563,451 from $1,217,506 at June 30, 2002. Accrued expenses increased by $8,124, or 5.39% to $158,953 from $150,829 at June 30, 2002. The increase in accrued expenses is attributable to an increase in accrued wages payable at December 31, 2002.

              ------------------------------------------------------

          Total shareholders' equity decreased $92,955, or 36.46% to $162,000 from $254,955 at June 30, 2002. The decrease was the result of operating losses for the first six months of fiscal year 2002.

               Comparison of Operating Results for the Three Months Ended
               ----------------------------------------------------------
               December 31, 2002 and 2001
               --------------------------

          General - Revenues from continuing operations decreased for the three months ended December 31, 2002 by $52,597, or 1.93% to $2,667,842 from
          $2,720,439 for the three months ended December 31, 2001. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally. Net income from continuing operations decreased by $63,426, to net loss of $51,128 for the three months ended December 31, 2002 from net income of $12,298 for the three months ended December 31, 2001.

          IGA Grocery - Revenues decreased for the three months ended December 31, 2002 by $55,855, or 2.4% to $2,236,435 from $2,292,290 for the three months ended December 31, 2001. Management believes the decreased revenues in this segment are due to the continued depressed economic conditions in the area. Net income from the segment decreased $80,488 to a net loss of $44,122 from net income of $36,366 for the three months ended December 31, 2001. This decrease in net income resulted primarily from changes in the method used to allocate administrative expenses to the segment.

          Mini-Mart - Revenues increased for the three months ended December 31, 2002 by $3,258, or less than 1% to $431,407 from $428,149 for the three months ended December 31, 2001. Net loss increased by $19,644 to a net loss of $19,782 from a net loss of $138 for the three months ended December 31, 2001. This increase in net loss resulted primarily from changes in the method used to allocate administrative expenses to the segment.

          Feed - The operations of the feed store were discontinued during the quarter ended December 31, 2002 and are presented in the statement of income and the notes to the financial statements as discontinued operations.

               Comparison of Operating Results for the Six Months Ended
               --------------------------------------------------------
               December 31, 2002 and 2001
               --------------------------

          General - Revenues from continuing operations decreased for the six months ended December 31, 2002 by $241,977, or 4.29% to $5,397,209 from $5,639,186 for the six months ended December 31, 2001. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally. Net income from continuing operations decreased by $47,559, to net loss of $40,980 for the six months ended December 31, 2002 from net income of $6,579 for the six months ended December 31, 2001.

          IGA Grocery - Revenues decreased for the six months ended December 31, 2002 by $200,778, or 4.27% to $4,502,340 from $4,703,118 for the six months ended December 31, 2001. Management believes the decreased revenues in this segment are due to the continued depressed economic conditions in the area. Net income from the segment decreased $95,425 to a net loss of $53,073 from net income of $42,352 for the six months ended December 31, 2001. This decrease in net income resulted primarily from changes in the method used to allocate administrative expenses to the segment.

          Mini-Mart - Revenues decreased for the six months ended December 31, 2002 by $41,199, or 4.40% to $894,869 from $936,068 for the six months ended December 31, 2001. Net loss increased by $2,997 or 44.41% to a net loss of $9,745 from a net loss of $6,748 for the six months ended December 31, 2001. The revenue decrease resulted in part from the dependence of convenience stores on the sale of gasoline (which has varying prices and profit margins from period to period), in part from increased competition in the area and in part from the general economic conditions. This increase in net income resulted primarily from increased prices for certain products.

               Mortgage Note
               -------------

          The Company's mortgage note had a balance as of December 31, 2002 of $1,143,491. Although its maturity date has been extended by the holder until July 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported in the June 30, 2002 Form 10-KSB, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

          Securing a long-term loan commitment remains one of the pressing needs of Farmers' business. Several banks in Deming have rejected the Company's applications, principally on the grounds that it is rumored that a large competitor is coming to town that the Company could not successfully compete with. However, at the present time, the Company has applied through a financial institution in neighboring Silver City, New Mexico for a loan 90% guaranteed by the United States Department of Agriculture that would enable Farmers to pay off the mortgage note when it comes due. Approval of the application is still pending at the USDA. The Company has also applied for credit through a loan broker.

               Related Party Transaction
               -------------------------

          During the period ended December 31, 2002, the Company obtained a loan for $300,000 from the Company's Chief Executive Officer for the purpose of purchasing a liquor license. The loan is secured by a promissory note with an interest rate that is adjusted annually to a rate that is 4 percentage points above the Wall Street Journal Prime Rate, subject to a minimum of 8.5% per annum, which is currently applicable, and is collateralized by a security interest in the liquor license. The note is due on demand, but if no demand is made, it is payable in 179 installments of $2,954 with one final irregular payment for all principal and interest not yet paid. The balance of the note payable at December 31, 2002 was $299,171.

               Long-term Contractual Obligations
               ---------------------------------

          During the period ended December 31, 2002, the Company obtained a loan for $99,825, secured by a mortgage on the Mini-Mart location and an assignment of all rents on the Company's rental properties, with payment terms of $1,244.54 per month for ten years at an interest rate that floats 2% above prime, subject to a minimum of 8.5% per annum, which is currently applicable. The purpose of this loan was to fund an upgrade of the cash register and inventory systems in the IGA grocery. Prior to December 31, 2002, the Company had committed to four capital leases.

          Future maturities of long-term debt and capital leases as of December 31, 2002 are as follows (not including the mortgage note discussed above):

                                       Payments due by Period
                          ----------------------------------------------
                                     Less than   1-3     4-5     After 5
                            Total    One Year   Years   Years     Years
                          ---------  --------  -------  -------  -------
          Long-term debt  $  97,170  $  6,126  $23,723  $30,586  $36,735
          Capital leases     23,619    11,864   11,755        -        -

               Work Force
               ----------

          The Company currently has 94 employees and anticipates no material changes in this number in the near future.

               Rental Properties
               -----------------

          The Company maintains rental properties as part of its operations. Approximately 30% of the available rental space is unoccupied and the Company is actively pursuing other possible tenants to fill vacant properties, but to date those efforts have not been successful.

          The Border Foods chile processing plant, once one of the largest in the Southwest, operates near Deming. Farmers has recently begun selling cases of dented cans of chile products from Border Foods in one of the previously vacant retail locations in the mall area.
          Farmers also uses the same location to act as an agent for Nu-Way laundry and dry cleaners. Due to the relatively small volume of transactions, the "Chile Store" is included in the grocery segment of the financial statements.

               Economic Conditions
               -------------------

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

          The low level of economic activity in the Deming area of recent fiscal periods continued in the second fiscal quarter and Farmers' efforts to return to profitability were again frustrated. Over the past several years, the Company has been engaged in a series of contractions towards its core business of selling groceries. Because of the continuing losses suffered in the feed store segment, the Board of Directors voted to close the feed store as of December 31, 2002. During the month of December inventory was sold at large discounts. Some inventory, consisting chiefly of obsolete merchandise, remains on hand. Although providing feed for animals was one of the first enterprises of Farmers and although this activity was carried on for many years, times have changed. Many large volume feed users now contact the manufacturer directly and many biological purchasers order from discount houses and have the needed products delivered by an overnight service. The elimination of losses from this segment should have a positive impact on operations in future periods. The floral shop that had been in the mall for several years was downsized and brought inside the grocery store in mid-2002. The Board of Directors decided to either change the merchandise mix or discontinue this store as of mid-February 2003. It presently has been restocked only with plants. Management is also looking closely at the chile store/laundry drop off in the mall; if it doesn't improve, it will be closed as well.

               -------------------

          On the positive side, the Company obtained an agreement from the holder of its mortgage note for an extension of the maturity date of that note until July 24, 2003. The Company also purchased a liquor license in December and now operates a beverage department in the store. Although some customers have expressed concern or disappointment that the Company is selling liquor, the overall effect on cash flow and customer convenience should be a beneficial one.

          As stated elsewhere, the continued viability of the Company as a going concern is in doubt. The shareholders' equity of the Company dropped by more than one-third in the past two fiscal quarters. Unless the Company is successful in returning to profitable operations and in obtaining long-term financing, it will be forced to consider an arrangement with creditors or bankruptcy sometime during calendar 2003.

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

ITEM 3. - Defaults upon Senior Securities

          The Company's mortgage note had a balance as of December 31, 2002 of $1,143,491. Although its maturity date has been extended by the holder until July 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the
          Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

ITEM 4. - Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of Farmers was held November 22, 2002. Proxies in support of three proposals were solicited by Management. Jim T. Hyatt, William R. Johnson, III, Shelby Phillips, III, William C. Shattuck, Leone Anderson, Grayson Smyer and G. G. Gore, constituting the entire Board of Directors, were each elected for one-year terms on the Board of Directors. The tabulation of shares voted as to each nominee was as follows:

          Nominee           For          Against           Authority Withheld

          Hyatt           7681.49         304.00                 None
          Johnson         7704.49         281.00                 None
          Phillips        7677.49         308.00                 None
          Shattuck        7601.49         384.00                 None
          Anderson        7433.49         552.00                 None
          Smyer           7677.49         308.00                 None
          Gore            7677.49         308.00                 None

          The appointment of Accounting and Consulting Group, L.L.P., of Carlsbad, New Mexico as independent auditors of the Company was ratified by a vote of 7831.32 to 63.67, with 90.50 shares abstaining.

          An amendment to the Articles of Incorporation of the Company, increasing the number of shares that may be owned of record by any one shareholder to 3.6% of the total authorized common shares of the Company, together with Restated Articles of Incorporation including the new amendment, was approved by a vote of 7743.99 to 149.00, with
          92.50  shares  abstaining.

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


Dated:  February 13, 2003              MIMBRES VALLEY FARMERS
                                       ASSOCIATION, INC.

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

Date:  February 13, 2003                       /s/ Shelby Phillips
                                               Shelby Phillips
                                               Chief Executive Officer

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

February 13, 2003                      /s/ Janet Robinson
Date                                   Janet Robinson
                                            Chief Financial Officer

               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Shelby Phillips, General Manager and Chief Executive Officer, and Janet Robinson, Principal Accounting Officer of Mimbres Valley Farmers Association, Inc. (the "Company") each certify in his or her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the fiscal qua

     1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The  purpose  of  this  statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


February 13, 2003                      /s/ Shelby Phillips
Date                                   Shelby Phillips
                                       President and Chief Executive Officer


February 13, 2003                      /s/ Janet Robinson
Date                                   Janet Robinson
                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Nature of Exhibit              Page Number

3.1  Articles of Incorporation         Incorporated by reference
3.2  Bylaws                            Incorporated by reference
4.1  Specimen of Stock Certificate     Incorporated by reference