Form 10QSB
period 2003-03-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2003-05-14
CIK 781889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                   FORM 10-QSB


       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

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



                                 Yes  [X]       No  [ ]


     As of March 31, 2003, 13,781.47 shares of Common Stock Mimbres Valley Farmers Association, Inc. (Farmers or the Company) were outstanding. Exchange Act of 1934 for the quarterly period ended March 31, 2003


        Traditional small business disclosure format:  Yes  [ ]    No  [X]

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                      INDEX

                                                                            Page

PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Balance Sheets as of
                   March 31, 2003 and June 30, 2002                            1

                 Statements of Operations and Retained Earnings (Deficit)
                   for the three months and nine months ended
                   March 31, 2003 and 2002                                     3

                 Statements of Cash Flows for the
                   nine months ended
                   March 31, 2003 and 2002                                     4

                 Notes to Unaudited Financial Statements                       5

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition or Plan of Operation                   9

     Item 3.     Controls and Procedures                                      14

PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings                                            15

     Item 2.     Changes in Securities                                        15

     Item 3.     Defaults upon Senior Securities                              15

     Item 4.     Submission of Matters to a Vote of Security Holders          15

     Item 5.     Other Information                                            15

     Item 6.     Exhibits and Reports on Form 8-K                             15

                           PART I.  FINANCIAL INFORMATION

                            ITEM 1:  FINANCIAL STATEMENTS

                      Mimbres Valley Farmers Association, Inc.
                                  dba Farmers, Inc.
                                   Balance Sheets
                          March 31, 2003 and June 30, 2002

                                       ASSETS


                                             UNAUDITED                AUDITED
                                                At                      At
                                          March 31, 2003           June 30, 2002
                                      -----------------------  ---------------------
Current Assets

  Cash and cash equivalents           $                52,448  $             257,956
  Accounts receivable, net of
    allowance for doubtful accounts,
    March 31, 2003, $5,950 and
    June 30, 2002, $4,000
      Trade                                            32,258                 58,326
      Related parties                                   4,643                  1,039
      Other                                             8,682                  5,121
  Inventories                                         611,146                607,512
  Prepaid expenses                                     29,923                 79,099
                                      -----------------------  ---------------------

      Total current assets                            739,100              1,009,053
                                      -----------------------  ---------------------

Property and Equipment, net                         1,187,846              1,212,651
                                      -----------------------  ---------------------

Other Non-Current Assets

  Note receivable                                           -                  9,039
  Intangible assets                                   319,686                      -
  Other assets                                            427                    427
  Deferred income tax asset                               631                    631
                                      -----------------------  ---------------------

      Other non-current assets, net                   320,744                 10,097
                                      -----------------------  ---------------------

        Total assets                                2,247,690              2,231,801
                                      =======================  =====================

                 See accompanying notes to financial statements.
                                        1

                              Mimbres Valley Farmers Association, Inc.
                                         dba Farmers, Inc.
                                           Balance Sheets
                                  March 31, 2003 and June 30, 2002

                                LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           UNAUDITED                AUDITED
                                                              At                       At
                                                        March 31, 2003           June 30, 2002
                                                    -----------------------  ----------------------
Current Liabilities

  Note payable                                      $            1,119,742   $           1,188,505
  Note payable - related party                                     296,647                       -
  Current portion of notes payable                                   6,126                       -
  Current portion of capital leases payable                         11,864                  11,864
  Accounts payable                                                 377,578                 608,511
  Accrued expenses payable                                         167,231                 150,829
                                                    -----------------------  ----------------------

      Total current liabilities                                  1,979,188               1,959,709
                                                    -----------------------  ----------------------

Non-current Liabilities


  Note payable, less current portion above                          89,364                       -
  Capital leases payable,
    less current portion above                                       8,867                  17,137
                                                    -----------------------  ----------------------

      Total non-current liabilities                                 98,231                  17,137
                                                    -----------------------  ----------------------

        Total Liabilities                                        2,077,419               1,976,846
                                                    -----------------------  ----------------------

Shareholders' Equity

  Common stock, $25 par value;
    20,000 authorized: 13,915 issued
    and 13,781 outstanding                                         347,875                 347,875

  Retained deficit                                                (174,254)                (89,570)

  Less: 134 shares treasury stock                                   (3,350)                 (3,350)
                                                    -----------------------  ----------------------

      Total shareholders' equity                                   170,271                 254,955
                                                    -----------------------  ----------------------

        Total liabilities and shareholders' equity               2,247,690               2,231,801
                                                    =======================  ======================

                        See accompanying notes to financial statements.
                                                2

                                      Mimbres Valley Farmers Association, Inc.
                                                  dba Farmers, Inc.
                              Statements of Operations and Retained Earnings (Deficit)
                         For the three months and nine months ended March 31, 2003 and 2002


                                                       UNAUDITED

                                                  Three Months Ended                     Nine Months Ended
                                                       March 31,                             March 31,
                                                2003               2002               2003               2002
                                          -----------------  -----------------  -----------------  -----------------
Net sales and gross revenue               $      2,624,833   $      2,642,697   $      8,022,042   $      8,285,034
Cost of sales                                    2,062,044          2,073,856          6,353,995          6,546,180
                                          -----------------  -----------------  -----------------  -----------------
      Gross profit                                 562,789            568,841          1,668,047          1,738,854

Selling, general and
  administrative expenses                          580,364            580,054          1,768,958          1,773,281
                                          -----------------  -----------------  -----------------  -----------------
      Operating income (loss)                      (17,575)           (11,213)          (100,911)           (34,427)

Other income (expense)
  Rental income                                     35,180             27,665            101,883             74,471
  Fees and commissions                              21,161             28,804             56,723             64,658
  Other income                                       8,257              9,120             13,572             13,293
  Interest expense                                 (36,795)           (34,308)          (102,019)           (98,325)
                                          -----------------  -----------------  -----------------  -----------------

      Income (loss) from continuing
        operations before income net of
        tax benefit (expense) of -0-                10,228             20,068            (30,752)            19,670

Discontinued Operations
  Loss from operations of discontinued
    feed segment,  net of
    income tax benefit of -0-                       (1,957)            (1,539)           (53,932)           (20,214)
                                          -----------------  -----------------  -----------------  -----------------
      Net income (loss)                              8,271             18,529            (84,684)              (544)

Retained earnings (deficit)
  Beginning of the period                         (182,525)          (225,154)           (89,570)          (206,081)
                                          -----------------  -----------------  -----------------  -----------------
  End of the period                       $       (174,254)  $       (206,625)  $       (174,254)  $       (206,625)
                                          =================  =================  =================  =================

Basic and Diluted Income (Loss)
  per common share
  Income (loss) from:
    Continuing operations                 $           0.74   $           1.46   $          (2.23)  $           1.43
    Discontinued operations                          (0.14)             (0.11)             (3.91)             (1.47)
                                          -----------------  -----------------  -----------------  -----------------

                                          $           0.60   $           1.35   $          (6.14)  $          (0.04)
                                          =================  =================  =================  =================

                               See accompanying notes to financial statements.
                                                     3

                                Mimbres Valley Farmers Association, Inc.
                                           dba Farmers, Inc.
                                        Statements of Cash Flows
                           For the nine months ended March 31, 2003 and 2002


                                               UNAUDITED


                                                                     Nine Months Ended
                                                         March 31, 2003             March 31, 2002
                                                    -------------------------  ------------------------
Cash flows from operating activities
  Net (loss)                                        $                (84,684)  $                  (544)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                  131,886                   106,516
      Gain on sale of fixed assets                                   (11,749)                   (6,635)
      Property and equipment additions in
        accounts payable                                                   -                    (1,600)
  Changes in assets and liabilities:
    Accounts receivable                                               18,903                     5,390
    Inventories                                                       (3,634)                   69,432
    Prepaid expenses                                                  49,176                    53,742
    Accounts payable                                                (230,933)                 (197,884)
    Accrued expenses                                                  16,402                    18,332
                                                    -------------------------  ------------------------
    Net cash provided (used) by
      operating activities                                          (114,633)                   46,749
                                                    -------------------------  ------------------------

Cash flows from investing activities
  Additions to property and equipment, net                          (109,732)                  (57,073)
  Purchase of Liquor License                                        (319,686)                        -
  Sale of fixed assets                                                14,400                     6,635
  Decrease in notes receivable                                         9,039                     9,039
                                                    -------------------------  ------------------------
    Net cash provided (used) by
      investing activities                                          (405,979)                  (41,399)
                                                    -------------------------  ------------------------

Cash flows from financing activities
  Proceeds from long-term financing                                   99,825                   150,000
  Repayment of short-term debt                                             -                   (62,871)
  Proceeds from related party note payable                           300,000                         -
  Repayment of notes payable and capital leases                      (84,721)                  (24,484)
                                                    -------------------------  ------------------------
    Net cash provided (used) by
      financing activities                                           315,104                    62,645
                                                    -------------------------  ------------------------

Increase (decrease) in cash                                         (205,508)                   67,995

Cash at beginning of period                                          257,956                   140,526
                                                    -------------------------  ------------------------

Cash at end of period                                                 52,448                   208,521
                                                    =========================  ========================

                           See accompanying notes to financial statements.
                                                 4

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

Note 2.  Basis of Presentation

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Mimbres Valley Farmers Association, Inc.
         (Farmers) as of March 31, 2003 and June 30, 2002, the results of operations for the three month and nine-month periods ending March 31, 2003 and 2002 and the statements of cash flows for the nine month periods ending March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 2002 Annual Report. The results of operations for the nine months ended March 31, 2003, are not necessarily indicative of results for a full year.

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

         Types  of  Products  and  Services
         ----------------------------------

         The Company's results of operations are reviewed primarily on a consolidated basis. Management has organized the Company into three segments: Other (which includes Administration), IGA Grocery, and Mini-Mart. The "Feed" segment was discontinued as of January 3, 2003 and is reported as discontinued operations in the March 31, 2003 financial statements. "Other" relates to the rental of various rental spaces and acts as a support to the other departments. IGA Grocery is a full service grocery store serving Deming and the surrounding community. Mini-Mart is a convenience store that caters to the local community and various other customers who pass through town.

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

         The following represents selected consolidated financial information for the Company's segments for the nine months and three months ended March 31, 2003 and 2002. Administrative overhead that is not attributable to any particular segment has been allocated based on the net revenues of the segments.

                                                                        Total     Discontinued
                                                                     Continuing    Operations
                       IGA Grocery      Mini-Mart        Other       Operations        Feed        Total
                      --------------  --------------  ------------  ------------  ------------  -----------
Segment data
Three months ended:
MARCH 31, 2003
Revenues              $   2,230,324   $     394,508   $         -   $ 2,624,832   $     1,840   $2,626,672
Other Income                 15,077           5,831        43,690        64,598             -       64,598
                      --------------  --------------  ------------  ------------  ------------  -----------
Net revenues              2,245,401         400,339        43,690     2,689,430         1,840    2,691,270
Income (loss)
from segment                  3,619         (10,222)       16,831        10,228        (1,957)       8,271
Depreciation                 18,687           2,488        22,133        43,308           654       43,962
Interest expense             29,715           5,951         1,129        36,795             -       36,795

MARCH 31, 2002
Revenues              $   2,248,023   $     394,674   $         -   $ 2,642,697   $    99,099   $2,741,796
Other income, net            22,827           4,256        38,506        65,589             -       65,589
                      --------------  --------------  ------------  ------------  ------------  -----------
Net revenues              2,270,850         398,930        38,506     2,708,286        99,099    2,807,385
Income (loss)
from segment                 33,478         (13,008)        3,305        23,775        (5,246)      18,529
Depreciation                 27,461           1,626         4,587        33,674         1,832       35,506
Interest expense              1,179             335        32,794        34,308            28       34,336

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements


Note  2.     Basis  of  Presentation  (continued)

         Segment  Profit  and  Loss  (continued)
         --------------------------

                                                                        Total      Discontinued
                                                                     Continuing    Operations
                       IGA Grocery      Mini-Mart        Other       Operations       Feed         Total
                      --------------  --------------  ------------  ------------  ------------  -----------
Segment data
Nine months ended:
MARCH 31, 2003
Revenues              $   6,732,665   $   1,289,377   $         -   $ 8,022,042   $   187,447   $8,209,489
Other Income, net            40,548          15,499       116,131       172,178             -      172,178
                      --------------  --------------  ------------  ------------  ------------  -----------
Net revenues              6,773,213       1,304,876       116,131     8,194,220       187,447    8,381,667
Income (loss)
from segment                (49,454)        (19,967)       38,669       (30,752)      (53,932)     (84,684)
Depreciation                 56,063           7,465        63,785       127,313         4,573      131,886
Interest expense             81,614          16,322         4,083       102,019             -      102,019

MARCH 31, 2002
Revenues              $   6,953,848   $   1,331,186   $         -   $ 8,285,034   $   273,398   $8,558,432
Other income, net            56,107          12,826        83,489       152,422             -      152,422
                      --------------  --------------  ------------  ------------  ------------  -----------
Net revenues              7,009,955       1,344,012        83,489     8,437,456       273,398    8,710,854
Income (loss)
from segment                 75,830         (19,756)      (25,720)       30,354       (30,898)        (544)
Depreciation                 82,380           4,878        13,762       101,020         5,496      106,516
Interest expense              2,381             786        95,158        98,325            51       98,376

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

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements

Note 2.   Basis  of  Presentation  (continued)

          Supplemental  Cash  Flow  Information
          -------------------------------------

          Selected cash payments and non-cash activities were as follows:

                                             Nine Months Ended
                                                 March 31,
                                            2003            2002
                                          --------        --------
Cash payments for interest                $102,019        $100,354
Equipment acquired through capital lease         -          14,597

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

Note 4:   Discontinued  Operations

          Effective January 3, 2003, the Company closed the Feed Store. The results of operations of the Feed Store have been presented in the March 31, 2003 financial statements as a loss from discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company plans to sell the larger equipment items individually and has leased the feed store building to an unrelated party.

Note 5:   Treasury Stock

          Subsequent to March 31, 2003, the Company, with the approval of its board of directors, repurchased 208 shares of its own stock at an aggregate cost of $2,080.

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

             Financial Condition and Changes in Financial Condition
             ------------------------------------------------------

          Mimbres Valley Farmers Association, Inc.'s total assets increased by $15,889, or 0.71%, to $2,247,690 at March 31, 2003, from $2,231,801 at
          June 30, 2002. The increase in total assets was caused primarily by the purchase of the liquor license. Cash decreased by $205,508, or 79.66% to $52,448 from $257,956 at June 30, 2002. The decrease in cash was the result of the Company's effort to update and repair the facility, and the purchase of the liquor license. Accounts receivable trade decreased by $26,068, or 44.69% to $32,258 from $58,326 while related party and other receivables increased $7,165, or 116.31% to $13,325 from $6,160 at June 30, 2002. Related party receivables consist of trade accounts receivable owed to the Company by directors and employees. All related party receivables are current as of March 31, 2003. Inventory increased by $3,634, or 0.6%, to $611,146 from $607,512 at June 30, 2002. Prepaid expenses decreased by $49,176, or 62.17% to $29,923 from $79,099 at June 30, 2002. Gross fixed assets increased by $107,080, or 2.50% to $4,381,357 from $4,274,276 at June
          30, 2002 and the Company recorded $131,886 in depreciation expense and related accumulated depreciation during the nine months ended March 31, 2003.

          Total liabilities increased by $100,573, or 5.09%, to $2,077,419 at March 31, 2003 from $1,976,846 at June 30, 2002. The increase resulted primarily from the loan to purchase the liquor license. Accounts payable decreased by $230,933, or 37.95% to $377,578 from $608,511 at
          June 30, 2002. Loans, notes and capital leases payable increased $315,104, or 25.88% to a total of $1,532,610 from $1,217,506 at June
          30, 2002. Accrued expenses increased by $16,402, or 10.87% to $167,231 from $150,829 at June 30, 2002. The increase in accrued expenses is attributable to an increase in accrued wages payable at March 31, 2003.

            ------------------------------------------------------

          Total shareholders' equity decreased $84,684, more than 33% to $170,271 from $254,955 at June 30, 2002. The decrease was the result of operating losses for the first nine months of fiscal year 2003.

            Recent  and  Current  Developments
            ----------------------------------

          Management has continued to cut costs and simplify operations to adapt to the subpar economy in the Deming and Luna County area. As previously reported, the feed store ceased operations (other than those required for its liquidation) on the last day of December 2002. Some of the obsolete equipment has been sold from the feed warehouse. When final payment is received from those sales, management will make a decision whether to turn the warehouse property over to the railroad or explore the possibility of subleasing the warehouse. The feed store premises have been leased to a liquidation firm for 24 months with additional extensions at an increased rate. On February 14, 2003, the floral department was closed, and one employment position eliminated. The old floral department continues to sell plants only. On February 28, 2003, the store where Farmers sold dented chile cans at a greatly reduced price and operated a laundry pick-up and drop-off called Nu-Way Cleaners was closed. On March 1, 2003, the Mini-Mart began closing from 10:00 p.m. to 6:00 a.m., although credit card purchases of gasoline may still be made there 24 hours a day. As of March 31, 2003, Farmers has 86 employees, 46 full time and 40 part time.

          An item of continuing urgency is the refinancing of Farmers' long-term mortgage note, now held by WAMCO XXVIII, LTD. of Waco, Texas and currently scheduled to mature on July 24, 2003. The lender has indicated a willingness to consider short additional extensions of the maturity if more time is needed to obtain take-out financing.

          An application for a loan through a bank in Silver City, New Mexico, guaranteed by the United States Department of Agriculture, previously reported on, was unsuccessful, but the Company continues to work through a loan broker in Chicago. As a part of the application process, and based on suggestions or requirements of the prospective lender, the Company has hired a firm that is currently preparing a Phase I environmental study and the Company is in the process of seeking lender approval of the qualifications of an appraiser for the Company's hard assets. Management hopes to have both the study and the appraisal completed before the end of the current fiscal year on June 30, 2003. The underwriter of the loan package has also suggested that:
          (1) the Company attempt to increase the diversity of representation and community involvement by reconstituting the Board of Directors and
          (2) the Company concentrate on its efforts to reduce the number of its shareholders below the threshold that requires it to make periodic reports to the Securities and Exchange Commission. This issue was discussed more fully in the Proxy Statement for the Annual Meeting of Shareholders held November 22, 2002. The loan application currently being worked on by Farmers would provide it with enough funds to pay off the mortgage note, pay off the liquor license note (discussed elsewhere in this report) and purchase shares of common stock from enough shareholders to reduce their number below five hundred (500).

            ----------------------------------

          The  Board  of Directors has received a letter of resignation from Jim
          T. Hyatt, a director of the Company since 1993. The resignation, effective April 29, 2003, was not the result of disagreement on Company policy or any other matters, but instead grew out of the discussions between the Company and the underwriter for a potential loan package described above. William R. Johnson, III has also resigned effective April 8, 2003. Again, his resignation was not the result of any disagreement with Management or the other directors, but instead arose out of the discussions held at the suggestion of the loan underwriter. Management and the other directors are grateful to Mr. Hyatt and Mr. Johnson for their years of valiant and loyal service to the Company. The Board of Directors has also enacted a Code of Ethics and Standards of Conduct for directors and company officers, as required by the Sarbanes-Oxley Act of 2002.

          There can be no assurance that the loan currently being applied for will in fact be made. In the meantime, although Farmers made a small operating profit for the quarter, for the nine months ended March 31, 2003, it still suffered operating losses, both from continuing and discontinued operations. The Company's shareholders' equity is down one-third since the beginning of this fiscal year. As has been reported previously, if the Company is unable to obtain alternate financing and achieve profitable operations on a consistent basis, it will be forced to consider bankruptcy or other liquidation alternatives.

            Comparison  of  Operating  Results  for  the  Three  Months  Ended
            ------------------------------------------------------------------
            March  31,  2003  and  2002
            ---------------------------

          General - Revenues from continuing operations decreased for the three months ended March 31, 2003 by $17,864, or 0.68% to $2,624,833 from
          $2,642,697 for the three months ended March 31, 2002. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally. Net income from continuing operations decreased by $9,840, to net profit of $10,228 for the three months ended March 31, 2003 from net income of $20,068 for the three months ended March 31, 2002. Net loss from discontinued operations comprised of the feed store segment increased by $418, to net loss of $1,957 for the three months ended March 31, 2003 from net loss of $1,539 for the three months ended March 31, 2002.

          IGA Grocery - Revenues decreased for the three months ended March 31, 2003 by $17,698, or 0.78% to $2,230,325 from $2,248,023 for the three months ended March 31, 2002. Management believes the decreased revenues in this segment are due to the continued depressed economic conditions in the area. Net income from the segment decreased $27,559 to a net profit of $3,619 from net income of $31,178 for the three months ended March 31, 2002. This decrease in net income resulted primarily from changes in the method used to allocate administrative expenses to the segment.

            Comparison  of  Operating  Results  for  the  Three  Months  Ended
            ------------------------------------------------------------------
            March  31,  2003  and  2002  (continued)
            ---------------------------

          Mini-Mart - Revenues decreased for the three months ended March 31, 2003 by $166, or less than 1% to $394,508 from $394,674 for the three months ended March 31, 2002. Net loss decreased by $3,786 to a net loss of $10,222 from a net loss of $14,008 for the three months ended March 31, 2002.

          Feed - The operations of the feed store were discontinued as of January 3, 2003 and are presented in the statement of income and the notes to the financial statements as discontinued operations.

            Comparison  of  Operating  Results  for  the  Nine  Months  Ended
            -----------------------------------------------------------------
            March  31,  2003  and  2002
            ---------------------------

          General - Revenues from continuing operations decreased for the nine months ended March 31, 2003 by $262,992, or 3.17% to $8,022,042 from
          $8,285,034 for the nine months ended March 31, 2002. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally. Net profit from continuing operations decreased by $50,422, to net loss of $30,752 for the nine months ended March 31, 2003 from net income of $19,670 for the nine months ended March 31, 2002. Net loss from discontinuing operations comprising feed store segment increased by $33,718, to net loss of $53,932 for the nine months ended March 31, 2003 from net loss of $20,214 for the nine months ended
          March  31,  2002.

          IGA Grocery - Revenues decreased for the nine months ended March 31, 2003 by $221,183, or 3.18% to $6,732,665 from $6,953,848 for the nine months ended March 31, 2002. Management believes the decreased revenues in this segment are due to the continued depressed economic conditions in the area. Net income from the segment decreased $119,284 to a net loss of $49,454 from net income of $69,830 for the nine months ended March 31, 2002. This decrease in net income resulted primarily from changes in the method used to allocate administrative expenses to the segment.

          Mini-Mart - Revenues decreased for the nine months ended March 31, 2003 by $41,809, or 3.14% to $1,289,377 from $1,331,186 for the nine months ended March 31, 2002. Net loss decreased by $1,789 or 8.22% to a net loss of $19,967 from a net loss of $21,756 for the nine months ended March 31, 2002. The revenue decrease resulted in part from the dependence of convenience stores on the sale of gasoline (which has varying prices and profit margins from period to period), in part from increased competition in the area and in part from the general economic conditions. This increase in net income resulted primarily from increased prices for certain products.

            Mortgage  Note
            --------------

          The Company's mortgage note had a balance as of March 31, 2003 of $1,119,742. Although its maturity date has been extended by the holder until July 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported in the June 30, 2002 Form 10-KSB, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

          Securing a long-term loan commitment remains one of the pressing needs of Farmers' business. Several banks in Deming have rejected the Company's applications, principally on the grounds that it is rumored that a large competitor is coming to town with which the Company cannot successfully compete. The Company has applied for credit through a loan broker.

            Related  Party  Transaction
            ---------------------------

          During the period ended March 31, 2003, the Company obtained a loan for $300,000 from the Company's Chief Executive Officer for the purpose of purchasing a liquor license. The loan is secured by a promissory note with an interest rate that is adjusted annually to a rate that is 4 percentage points above the Wall Street Journal Prime Rate, subject to a minimum of 8.5% per annum which is currently applicable, and is collateralized by a security interest in the liquor license. The note is due on demand, but if no demand is made, it is payable in 179 installments of $2,954 with one final irregular payment for all principal and interest not yet paid. The balance of the note payable at March 31, 2003 was $296,647.

            Long-term  Contractual  Obligations
            -----------------------------------

          During the period ended December 31, 2002, the Company obtained a loan for $99,825, secured by a mortgage on the Mini-Mart location and an assignment of all rents on the Company's rental properties, with payment terms of $1,244.54 per month for ten years at an interest rate that floats 2% above prime, subject to a minimum of 8.5% per annum which is currently applicable. The purpose of this loan was to fund an upgrade of the cash register and inventory systems in the IGA grocery. Prior to March 31, 2003, the Company had committed to four capital leases.

          Future maturities of long-term debt and capital leases as of March 31, 2003 are as follows (not including the mortgage note discussed above):

                           Payments due by Period
                ---------------------------------------------
                         Less than    1-3      4-5    After 5
                 Total   One Year    Years    Years    Years
                -------  ---------  -------  -------  -------

Long-term debt  $95,490  $   6,126  $22,423  $19,321  $47,620
Capital leases   20,731     11,864    8,867        -        -

            Work  Force
            -----------

          The Company currently has 86 employees and anticipates no material changes in this number in the near future.

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

ITEM 3. - Defaults upon Senior Securities

          The Company's mortgage note had a balance as of March 31, 2003 of $1,119,742. Although its maturity date has been extended by the holder until July 24, 2003, it is carried as a current liability because financial maintenance covenants required to be maintained by the Company in the note agreement have not been met and have not been waived in writing by the lender. Such notes are commonly bought and sold in secondary markets, and the effect of the non-waiver of the financial maintenance covenants is that a new purchaser could immediately, following necessary notices under state law, declare the note balance accelerated and due in full. No assurance can be given that, should such a sale and declaration of acceleration occur, the Company would be able to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy. Presently, the Company does not have enough cash to pay off the mortgage loan at maturity.

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

Dated:   May 12, 2003                    MIMBRES VALLEY FARMERS
                                            ASSOCIATION, INC.

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

Date:  May 12, 2003                             /s/ Shelby Phillips
                                                Shelby Phillips
                                                Chief Executive Officer

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

                                             /s/ Janet Robinson
Date: May 12, 2003                           Janet Robinson
                                             Chief Financial Officer

                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Shelby Phillips, General Manager and Chief Executive Officer, and Janet Robinson, Principal Accounting Officer of Mimbres Valley Farmers Association, Inc. (the "Company") each certify in his or her capacity as an officer of the Company that he or she has reviewed the Quarterly Report of the Company on Form 10-QSB for the fiscal quarter ended March 31, 2002 and that to the best of his or her knowledge:

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


May 12, 2003                               /s/ Shelby Phillips
Date                                       Shelby Phillips
                                           President and Chief Executive Officer


May 12, 2003                               /s/ Janet Robinson
Date                                       Janet Robinson
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit   Nature of Exhibit                    Page Number

3.1    Articles of Incorporation               Incorporated by reference
3.2    Bylaws                                  Incorporated by reference
4.1    Specimen of Stock Certificate           Incorporated by reference