Form 10KSB
period 2003-06-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2003-09-29
CIK 781889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2003
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

     Check  whether  the  issuer  (l)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  No    .
           ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year.   $10,717,011

     There is no established public trading market for the issuer's common stock, no public quotation for the stock, and no verifiable record of any common stock prices.

     The  number  of  shares  outstanding  of  the  issuer's common stock, as of
September  25,  2003.               13,573

                                     PART I

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words like "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, demand and pricing for our products and services, competition, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

ITEM  1.     BUSINESS.

General

     Mimbres Valley Farmers Association, Inc. ("the Company" or "Farmers") is a New Mexico corporation founded in 1913. The Company is a food and dry goods retailer serving the market area of Deming and surrounding areas in southwestern New Mexico. The Company currently operates a supermarket and a convenience store with gasoline pumps. The Company also leases to unrelated parties certain retail space which the Company owns. The revenue the Company derives from the non-retail business activities is less than one percent of the Company's total revenue. See Item 2 "Properties" for additional information on the Company's leasing activities.

     All of the Company's operations and assets are in or around Deming, New Mexico, which is primarily a farming community in the southwestern part of the state. Deming is the county seat and largest municipality in Luna County, which has a population of approximately 25,000. Because all parts of the County are distant from the closest population centers in surrounding counties (Las Cruces, with a population of approximately 75,000, in Dona Ana County, New Mexico, and Silver City, with a population of about 11,000, in Grant County, New Mexico, are 62 and 55 miles, respectively, from Deming), the residents of Luna County do most of their day-to-day shopping in Deming.

     The Company conducts its grocery business at two locations: the main 40,000 square foot supermarket at 811 South Platinum in Deming, and a convenience store at 501 North Gold in Deming. The convenience store location includes underground storage tanks and pumps for retail sales of gasoline.

     All of the Company's other retail operations are located near the main supermarket, in the Company's strip mall that the supermarket occupies in part.


Products

     The Company's supermarket offers a large selection of food items, including dry groceries, fresh meat, dairy products, produce, frozen foods and baked goods, as well as many non-food items such as liquor, cigarettes, soaps, paper products and health and beauty care items. The Company's merchandising strategy is to offer a broad selection of quality products at competitive prices with an emphasis on superior customer service, quality and one-stop shopping convenience, particularly for the local farming community.

Recent  Developments

     During the past three fiscal years, the Company has been experiencing operating losses and a deterioration in shareholders' equity, and has been for most of that period in violation of certain financial maintenance covenants in its mortgage loan agreement, the Company's principal liability. Although the Company has not defaulted on any installment payments, the mortgage note matured on July 24, 2003 and is now past due. The holder of the mortgage note has not initiated foreclosure proceedings and has agreed for the time being to accept post-maturity payments in lieu of documenting an extension of the loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6 below.

Competition

     The Company's grocery and retail business is highly competitive, and characterized by low profit margins. The Company's supermarket is in direct competition with a new Wal-Mart(R) super center, an independent supermarket named The Food Basket, operated at a location formerly owned and operated by Furr's, and Peppers supermarket, another independent. The Company's competitors also include drug stores, convenience stores and large chain discount retailers, such as the Big K(R) K-mart in Deming and the Wal-Mart(R) stores in both Las Cruces and Silver City, New Mexico. All of the Company's competitors appear to have substantially greater resources than the Company. Management believes that increased competition is one of the principal factors contributing to the decrease in revenues and the consequent operating losses experienced by the Company over the past two years. For more information, see Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers

     The Company formerly obtained substantially all of its grocery supplies from Fleming Foods, from its warehouse in Lubbock, Texas. Fleming Foods filed for bankruptcy in the past fiscal year and the Company now obtains its grocery supplies from Basha's Foods, in Phoenix, Arizona. The Company is not dependent on this relationship because groceries and general merchandise are generally available from many sources at comparable prices and terms.

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

Personnel

     At June 30, 2003, the Company had 87 employees, of which 40 were part time. The Company has experienced a net decrease in employees since the 1996 fiscal year, principally because of the decrease in staffing associated with the closure of operations previously described and a general decrease in employment at other Company locations. The Company believes that its staffing level has stabilized, but cannot rule out the possibility of additional reductions in employment in the coming fiscal year. None of the company's employees are represented by unions.

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

     The  Company  owns  or  leases  the  following  properties:

     (1) The Company owns a strip shopping mall comprising approximately 78,772 square feet of retail space, located at 811 South Platinum Street, Deming, New Mexico. The Company owns the real property and the improvements on the real property in fee simple subject to a mortgage loan with an outstanding principal balance of $1,095,997 (as of June 30, 2003) and which matured on July 24, 2003. See Note 7 to the "Notes to Financial Statements." The strip mall property is the site of the Company's corporate offices and principal supermarket (approximately 40,000 square feet). Four other areas in the mall are leased to separate tenants for retail purposes: Family Dollar New Mexico, Inc., previously a tenant, has opted for a new, larger space and now leases 10,728 square feet for a rental amount of $46,060 annually plus 2% of gross sales over $2,303,000 per year. This lease, entered into as of June 29, 2001, has an initial term lasting until December 31, 2005, and is renewable by the tenant for three (3) additional five-year terms with escalating rental. Blockbuster Video has leased the premises vacated by Family Dollar. The term of the lease is 60 months with three extensions of the same duration. The initial lease is for $32,000 per year, with rental to be increased by 8% for each successive extension. A total of 2,605 square feet previously rented within the mall by Great American Pizza for a rental amount of $1,000/month, plus the amortization of a small remodeling expense, were vacated June 20, 2003 by Great American Pizza in violation of the terms of the lease. As of May, 2001, an additional 1,200 square feet of mall space was leased for $550/month to "Xochitl's", a tortilleria. The lease has an initial term of 24 months, renewable by the tenant for an additional 24 months at a rental adjusted in accordance with the Consumer Price Index. A portion of the space that was formerly leased to Del-Tech Computers, Inc., was vacated in February of 2003.

          The United States Postal Service has since January 1994, leased space inside the grocery store for the operation of a post office at an annual rental of $14,004.

          Mimbres Valley Abstract & Title Company of Deming continues to lease 1,848 square feet of space outside the mall for $1,100 per month. The lease is for five years, with an option on the part of the tenant to extend the term for an additional five years at $1,320/month.

     (2) The Company closed the feed and farm supply store across the street from the shopping mall, at 921 South Diamond Street, at the end of calendar 2003. In March of 2003, the real property and improvements, that are owned by the Company free and clear of any mortgages or liens, were leased to Premier Liquidators for one year at a monthly rental of $750.

     (3) The Company's convenience store (the "Mini-Mart"), occupying approximately 7,000 square feet, is located at 501 North Gold Street, Deming, New Mexico. The real property and improvements are subject to a first mortgage lien in favor of First Savings in Deming securing a loan in the amount of $93,818 at June 30, 2003.

     (4) The Company formerly owned a five-acre parcel of undeveloped land in Deming, adjoining the Columbus highway (State Route 11). The property was sold, except for a parcel 100 feet by 100 feet, that is leased to GTE-Verizon for a cellular phone service tower. The term of the lease, dated September 14, 2001, is for five years at $7,200 per year and for each five year extension the rent will increase by 15%, with up to four extensions.

     (5) The Company leases an approximately 8,000 square-foot warehouse on West Railroad Avenue in Deming from the Union Pacific Railroad on a year-to-year basis. The Company uses the warehouse, which is served by a railroad spur, primarily for the receipt and storage of feed products. The rental amount is $4,065 per year.

     (6) The Company leases a 2,700 square-foot parcel of land from the city of Deming. This property is the west side of the Company's main parking lot. This is a 20-year lease at a rental rate of $25 per month, expiring in 2019, and the Company has a one time 20 year renewal option.

     (7) The Company has as of September 25, 2003, approximately 16,000 square feet of space for lease, consisting of approximately 11,000 sq. ft. in the premises where a hardware store, since discontinued, was once operated, and about 5,000 sq. ft. of mall retail space.

ITEM  3.     LEGAL  PROCEEDINGS.

     During the course of Fiscal 2003 the Company was involved only in legal proceedings involving account collections and other matters in the ordinary course of business.

 ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY AND RELATED STOCKHOLDER
             MATTERS.

     There is no established public trading market for the Company's common stock, and no public quotation for the stock. Accordingly, there is no verifiable record maintained of any stock prices. Sales of the Company's common stock, as indicated by changes in ownership on the Company's registration book, are infrequent. Price has been established historically by private party negotiations. Since the Company has no systematic or reliable method of determining share prices, the Company does not disseminate any specific information regarding price. During Fiscal 2003, the Company made two purchases of shares at $10 per share, totaling 208 shares, which shares it now holds in treasury.

     As of September 25, 2003, there were 621 holders of record of the common stock of the Company. The Company's common stock is the only authorized class of equity of the Company. The Company has not issued any stock in the last three years.

     No dividend was declared for the 2000, 2001 or 2002 fiscal years, each of which ended with an operating loss or reflected a non-recurring gain. In light of the accumulated deficit in the Company's retained earnings account still remaining, the Board of Directors does not expect to declare a dividend this year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     This discussion and analysis reflects Mimbres Valley Farmers Association, Inc.'s ("Farmers") financial statements and other relevant statistical data and is intended to enhance your understanding of the Company's financial condition and results of operations. You should read the information in this section in conjunction with Farmers financial statements and the notes and other statistical data provided in this Form 10-KSB. This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words like "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, Estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, demand and pricing for the Company's products and services, competition, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.


Financial Condition and Changes in Financial Condition
------------------------------------------------------

Mimbres Valley Farmers Association, Inc.'s total assets increased by $47,497, or 2.13% to $2,279,298 at June 30, 2003, from $2,231,801 at June 30, 2002. The increase in total assets was caused primarily by an increase in fixed assets and intangible assets. The gains in these accounts were partially offset by a decrease in cash. Cash decreased by $147,101, or 57.03% from $257,956 at June 30,2002. The decrease in cash was the result of the Company's continuing struggles in a poor economy, resulting in decreased sales volume. Accounts receivable decreased by $35,312, or 60.54% to $23,014 from $58,326 as of June
30, 2002. Inventory showed a slight increase by $10,483, or 1.7% to $617,995 from $607,511 at June 30, 2002. Prepaid expenses decreased $6,132 to $72,967 from the June 30, 2002 balance of $79,099. Net fixed assets (including intangible assets) increased by $236,871, or 19.53% to $1,449,523 from $1,212,651 at June 30, 2002. The major components of this change were $155,190 of fixed assets additions, the purchase of a liquor license at a cost of $319,686, and the recording of $175,848 of depreciation.

Total liabilities increased by $170,337, or 8.6%, to $2,147,184 at June 30, 2003 from $1,976,846 at June 30, 2002. The increase resulted primarily from the additional debt incurred for the purchase of a new liquor license and cash registers and other equipment. This $399,825 of new debt was offset by a $113,745 reduction in accounts payable and accrued expenses. In addition, a total of $115,743 was paid on long term debt and capital leases.

------------------------------------------------------------------

Total shareholders' equity decreased $122,840, or 48.18% to $132,115 from $254,955 at June 30, 2002. The decrease was the result of losses from operations for fiscal year 2003. Management expects shareholders' equity to continue to decrease during the next fiscal year due to sales weakness. The sales weakness is anticipated as a result of the opening of Wal-Mart(R) in August 2003.

Comparison of Operating Results for the Fiscal Years Ended
----------------------------------------------------------
June 30, 2003 and 2002
----------------------

General - Revenues decreased for the fiscal year ended June 30, 2003 by $479,915 or 4.56% to $10,529,563 from $11,394,422 for the prior fiscal year. Management believes the overall decrease in revenues continues to be attributable to the depressed economic conditions in Deming and Luna County generally. The Company incurred a net loss of $120,760 for the year ended June 30,2003; this is compared to a net income of $116,511 in the prior year.

During the fiscal years ended June 30, 2003 and June 30,2002, the Company recognized losses of $38,835 and $33,180, respectively, from its discontinued feed store segment.

IGA Grocery - Revenues decreased for the fiscal year ended June 30, 2003 by $326,230, or 3.5% to $8,891,572 from $9,217,802 for the fiscal year ended June 30, 2002. Management believes the decreased grocery revenues are partly attributable to depressed economic conditions in the Deming/Luna County area and partly due to the introduction of a new competitor who initially cut prices to attract customers. Net income from the segment decreased $246,886 to a loss of $84,939 from a net income of $161,947 for the fiscal year ended June 30, 2002. The decrease in net income resulted primarily from the weakness in gross sales volume.

Mini-Mart - Revenues decreased for the fiscal year ended June 30, 2003 by $153,685 or 8.58% to $1,637,991 from $1,791,676 for the fiscal year ended June 30, 2002. Net loss increased for the fiscal year ended June 30, 2003 $7,873 or 58.53% to a net loss of $21,325 from a net loss of $13,452 for the fiscal year ended June 30, 2002. These decreases resulted primarily from the dependence of the convenience store on the sale of gasoline which has varying prices and profit margins from period to period and is subject to increased competition in the area.

Feed - Revenues decreased for the fiscal year ended June 30, 2003 by $17,059 or 4.24% to $384,944 from $402,003 for the fiscal year ended June 30, 2002. The decrease resulted primarily from decreased demand and increased competition in the area. During the fiscal year ended June 30, 2003, the Board decided to close the feed store. Accordingly, the financial statements reflect a loss from discontinued operations of $38,835.


Mortgage Note
--------------

The  Company's  mortgage  note  had a balance as of June 30, 2003 of $1,095,997.

Although its maturity date had been extended by the holder until July 24, 2003, it has been and is carried as a current liability because financial maintenance covenants contained in the note agreement have not been met and have not been waived in writing by the lender. The note matured July 24, 2003 and is now past due. The holder has agreed to accept post-maturity installment payments temporarily to give the Company a chance to obtain alternate financing, but no assurance can be given that this forbearance on the part of the holder will continue for a period of time necessary for the Company to obtain such alternate financing. Should a demand for payment in full be made, the Company would presently be unable to pay or refinance the balance of the note. As reported previously, the status of the Company as a going concern is in doubt and in the absence of alternative financing, the Company will be forced to evaluate other alternatives, including an arrangement with creditors or bankruptcy.

Economic Conditions
-------------------

The Company continues to feel the effects of operating in a depressed economic situation in Luna County, New Mexico. Luna has the highest unemployment rate of any county in the state, currently about 29%. Of the 3,140 counties in the United States, Luna is one of the 10 counties with the highest unemployment rates. In February 1999, the federal government announced the establishment of the Deming/Luna County Enterprise Community. Only the most economically depressed communities in the nation at that time were given either an Empowerment Zone or Enterprise Community designation. At the time Deming/Luna County was designated an Enterprise Community, an estimated 41% of the adult population of the area did not have a high school diploma, an estimated 35% of the adult population were unable to read and write in English, the poverty rate (as established by federal guidelines) was 34.9% for Luna County, and the unemployment rate was 34%.

Although the designation of Deming/Luna County as an Enterprise Community means the area is eligible for federal grants, and some grants have been made, Management of Farmers does not believe that there has been any substantial improvement in the overall economic condition of the area in the past four years. The U. S. Census Bureau, in its State and County Quick Facts database, estimated the poverty rate for Luna County at 29.8% for the 2000 census. In 2001, according to the Enterprise Community staff, the poverty rate in Luna County still stood at 31%. To the best of the knowledge of Management, these conditions are likely to continue for the near term.

Liquidity and Capital Resources
-------------------------------

In the fiscal year ended June 30, 2003, the Company struggled with supporting gross sales, resulting in a return to unprofitability in its continuing operations. The reduction in its shareholders' equity during the most recent fiscal year roughly equaled the balance remaining in that account at June 30, 2003. The implications of this are obvious. The Company continues to explore alternatives in long-term financing. In the absence of such alternative financing, unless the Company's profitability improves substantially, the Company will be forced to evaluate other alternatives, such as court-supervised arrangements with its creditors, or bankruptcy. In the meantime, it cannot be precisely predicted how long the Company will be able to fund its operations and service its debt out of cash flow from operations. Its ability to do so will eventually depend on the Company's ability to either negotiate another extension of the mortgage note with the present holder of the note or to secure refinancing from another source.

In the meantime, Management will continue to attempt to improve products and services while reducing risks and interest expense. The Company has reduced operating costs by eliminating unprofitable business lines and locations, and plans to continue the reduction of operating costs associated with its continuing enterprises. Future results from operations may differ materially from the opinions expressed by Management.

Current and Recent Developments
-------------------------------

One of the most significant developments in the current fiscal year was the purchase of a liquor license for Farmers. After the Company's application for a loan to purchase the liquor license was rejected, the Board of Directors agreed to accept a loan from Shelby Phillips to purchase the license. The license permitted the Company to commence the sale of alcoholic beverages in the last weeks of November 2002 and the Company got the benefit of the traditional increased sales over the holidays.

The Board of Directors also decided to ask the shareholders to approve an amendment to the Company's charter to allow individual shareholders to own up to 720 shares, which is about 3.6% of the total authorized common stock. The amendment was approved by the stockholders at the annual meeting on November 22, 2002 and was filed with the New Mexico Public Regulation Commission effective December 30, 2002. Also in December of 2002, the Board of Directors, upon the advice of counsel, adopted a formal code of ethics for the board, more than a year in advance of the deadline for doing so under the Sarbanes-Oxley Act of 2002.

A store selling dented cans of chile was set up in conjunction with Border Foods but had to be abandoned after several months due to lack of business. After years of losses, the feed store was closed on January 1 of 2003. At that time the Company started to phase out the flower/gift shop and replace it with plants only and this was done by Valentines Day. In March the bean cleaning equipment was sold from the bean warehouse.

In April 2003, Jim Tom Hyatt and William R. Johnson III resigned from the board. Both had been on the board since 1993 and felt that they had served a sufficient time and now had other commitments in life. Their resignations were not sought by the Company and did not involve any disagreements with Management or with their fellow directors. The vacancies created by their resignations have not been filled.

In May 2003, at the request of a prospective lender, a Phase 1 environmental study was done on all real property owned by the Company and a report received showing no material environmental problems. A tenant, Great American Pizza, has moved out and the Company is pursuing legal action to collect monies owed. Currently several prospective tenants are looking at the vacant spaces in the mall, including a rent-to-own furniture store in the old hardware store. Farmers' main wholesale supplier of groceries was Fleming Foods from Lubbock, Texas, which declared bankruptcy and closed the Lubbock warehouse and transferred the Company's account to the Phoenix warehouse. After a month, Fleming also closed the Phoenix division, forcing the Company to get a new permanent supplier. IGA in Phoenix negotiated for a new supplier and Basha's Foods in Arizona was selected as the Company's supplier.

The Company's principal obligation, its mortgage note with WAMCO XXVIII, LTD., of Waco, Texas, matured on July 24, 2003. The holder has stated that for the time being they would rather accept post maturity monthly payments than go to the expense of documenting a new loan extension. The holder has made no attempt to collect the entire balance, although they could commence doing so at any time. Farmers' inability to obtain long term financing is the major hindrance to the Company's successful future. In the loan packages the Company has applied for, there were included funds to buy some of the smaller shareholders out and return the Company to private status, thereby escaping the SEC umbrella. It is estimated that this would save the Company nearly $ 100,000 per year. The Company has also been offered an opportunity to trade its liquor license for a local license and thereby reduce its debt by about $100,000. As of this date, the Company has been offered one loan package which seems acceptable generally, with the exception of a punitive prepayment penalty and the lender's requirement that Shelby Phillips personally sign on as a guarantor. Currently Farmers is trying to resolve these problems.

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

ITEM  8.     CHANGES  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

     None.
                                   PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Jim T. Hyatt was a director of the Company from 1993 until May, 2003, when he resigned. His occupation for five years preceding his resignation was ranching.

William R. Johnson, III, was a director of the Company from 1993 until May, 2003, when he resigned. His occupation for five years preceding his resignation was ranching and agricultural product processing.

The  current  Directors  of  the  Company  are  as  follows:

                          DIRECTOR        TERM
NAME                        AGE         POSITION       SINCE  EXPIRES
------------------------  --------  -----------------  -----  -------

Shelby Phillips, III         60     Chairman Of         1999     2003
                                    The Board, Chief
                                    Executive Officer
                                    and General
                                    Manager

Leone Anderson               69     Director and        1997     2003
                                    Secretary-
                                    Treasurer

William C. Shattuck          46     Director            2000     2003

Grayson Smyer                45     Director and        2001     2003
                                    Vice-President

G. G. Gore                   50     Director            2001     2003


Leone Anderson has been a director of the Company since September 23, 1997. She is a retired school teacher whose family has been active in farming in Luna County.

Grayson Smyer was named to fill the vacancy left by Douglas Tharp's resignation and has been a director of the Company since December 2001. Mr. Smyer has been engaged for the past five years in farming and the retail sale of produce in the Deming area.

Shelby Phillips, III has been a director of the Company since February 1999 and Chairman of the Board, Chief Executive Officer and General Manager since May, 2000. Mr. Phillips is the President of Adobe Developers, Inc., a real estate development business. His principal occupation for the last five years has been farming and ranching.

William C. Shattuck was named a director of the Company during fiscal 2002. He is President and CEO of Diamond Supply, Inc., d/b/a Diamond Appliance and Diamond Furniture Stores Company and has been for more than the past five years. He is a former President of the Deming Chamber of Commerce and is Chairman of the Deming Planning and Zoning Commission.

G. G. Gore became a director of the Company in February of 2001, replacing James
E. Keeler. He has owned and operated a retail tire and automotive service in Deming since 1982.

The only executive officer of the Company who is not also a director of the Company is Janet Robinson, Chief Financial Officer. She has been employed by the Company since April 27, 1999 and has 30 years of accounting experience.

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

ITEM  10.     EXECUTIVE  COMPENSATION.

     The following table sets forth compensation paid during each of the last three fiscal years to the Company's present General Manager and Chief Executive Officer, Shelby Phillips, III. Mr. Phillips is the Company's only "highly compensated executive officer" for the period in question, as that term is used in Item 402 (a) of Regulation S-B under the Securities Exchange Act of 1934. Mr. Phillips assumed his current role on May 21, 2000. No other Officer or employee received total compensation (i.e. salary and bonus) in excess of $100,000 in any of the Company's past three fiscal years.


                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL              OTHER     ANNUAL
POSITION                      YEAR    SALARY     BONUS COMPENSATION*
---------------------------  ------  ----------  -----  -------------

Shelby Phillips, III,         2003   $80,000     n.a.       n.a.
General Manager and           2002   $60,193     n.a.       n.a.
Chief Executive Officer       2001   $55,000     n.a.       n.a.

* The Company has no bonus, stock option, stock bonus, stock appreciation rights or long term incentive plans or agreements, or equity based or incentive option plans or agreements.

Compensation  of  Directors

     Directors of the Company receive the sum of $100 per month, and no other compensation. During Fiscal 2003, the Board of Directors held twelve regular meetings.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of September 25, 2003, concerning the Common Stock beneficially owned by each Director, nominee for Director of the Company, and each Executive Officer of the Company. There is no person or group (as the term is used in Section 13(d)(3) of the Securities Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock ($25 par value), which is the only class of the Company's voting securities


                                                           PER CENT OF ISSUED AND
NAME  AND  ADDRESS             AMOUNT  AND  NATURE  OF     OUTSTANDING  COMMON
BENEFICIAL OWNER               BENEFICIAL OWNERSHIP(1)(2)  STOCK BENEFICIALLY HELD
-----------------------------  --------------------------  -----------------------

Leone Anderson
   P.O. Box 175
   Deming, N.M. 88030                   102.50 shares (3)                     *

G. G. Gore
   2020 Columbus Road  S. W.
   Deming, N.M. 88031                    118.5 shares                         *

Shelby Phillips, III
   P.O. Box 2089
   Deming, N.M. 88031                    522.67 shares                      3.86%
                                            15 shares (4)                     *

Grayson Smyer
   P.O. Box 1956
   Deming, N.M. 88031                    81.17 shares                         *

William C. Shattuck
   1320 Shelly Drive
   Deming, N.M. 88030                    101.50 shares                        *

Janet Robinson (5)                           20 shares                        *
   P.O. Box 2247
   Deming, N.M. 88031


All directors and executive officers:  961.34 shares

* Less  than  one  percent.

(1) There are no shares with respect to which any person listed on this table has the right to acquire beneficial ownership as specified in Rules 13d-3(d)(1) of the Securities Exchange Act of 1934.
(2) Unless otherwise indicated, each person listed has sole voting and investment power over all shares.
(3) Ms. Anderson has joint voting and investment power over these shares with her spouse.
(4) Mr. Phillips has joint voting and investment power over the shares with his spouse.
(5)  Janet Robinson is the chief financial officer of the Company.


ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the past fiscal year, the Company obtained a loan of $300,000 from the Company's chief executive officer for purpose of purchasing a liquor license. The loan is secured by a promissory note with an interest rate that is adjusted annually to a rate that is 4 percentage points above the Wall Street Journal Prime Rate, subject to a minimum of 8.5% per annum, and is collateralized by a security interest in the liquor license. The note is due on demand, but if no demand is made, it is payable in 179 installments of $2,954 each with one final irregular payment for all principal and interest not then paid. The balance of the note payable on June 30, 2003 was $294,070.

                                   PART  IV

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     List  of  Exhibits

Exhibit  Number

3.1  Articles  of  Incorporation,  as  amended  to  the  date  of  this  report.

3.2 Bylaws of the Company, is currently in effect (incorporated by reference to the Company's Registration Statement filed in 1985)

4.1 Specimen certificate representing the Company's Common Stock (incorporated by reference to the Company's Registration Statement filed in 1985).

31.1 Certification pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     September 29, 2003

MIMBRES  VALLEY  FARMERS  ASSOCIATION,  INC.

By:  /s/
     ------------------------------
     Shelby  Phillips,  III,
     Chief  Executive  Officer


By:  /s/
     ------------------------------
     Janet  Robinson,
     Chief Financial  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and dates indicated.



                                                        DATE

/s/                                             September 29, 2003
----------------------------------
V.  Leone  Anderson,  Director

/s/                                             September 29, 2003
----------------------------------
G.  G.  Gore,  Director

/s/                                             September 29, 2003
----------------------------------
Shelby Phillips, III, Director

/s/                                             September 29, 2003
----------------------------------
Grayson Smyer,  Director

/s/                                             September 29, 2003
----------------------------------
William  C.  Shattuck,  Director

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                              FINANCIAL STATEMENTS

                          AS OF JUNE 30, 2003 AND 2002

                                  TOGETHER WITH
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                      INDEX


                                                              PAGE

  Report of Independent Public Accountants                      17

  Audited Financial Statements

    Balance Sheet                                            19-20

    Statements of Operations and Retained Earnings (Deficit)    21

    Statements of Cash Flows                                 22-23

    Notes to Financial Statements                            24-36

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Mimbres Valley Farmers Association, Inc.
dba  Farmers,  Inc.

We have audited the balance sheet of Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. (a New Mexico corporation) as of June 30, 2003, and the related statements of operations, retained earnings (deficit), and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, under existing circumstances, there is substantial doubt about the ability of the Company to continue as a going concern at June 30, 2003. Management's plans in regard to that matter also are described in Note
18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      Accounting & Consulting Group, LLP

Carlsbad, New Mexico
August 8, 2003

                      (This page intentionally left blank.)

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.
                                  Balance Sheet
                                  June 30, 2003


                                     ASSETS



Current Assets
  Cash and cash equivalents                           $      110,855
  Accounts receivable, net of
    allowance for doubtful accounts,
    June 30, 2003, $9,623
      Trade                                                   23,014
      Other                                                    3,886
  Inventories                                                617,995
  Prepaid expenses                                            72,967
                                                      ---------------

      Total current assets                                   828,717
                                                      ---------------

Property and Equipment, net (Note 3)                        1,129,837
                                                      ---------------

Other Non-Current Assets

  Intangible asset (Note 4)                                  319,686
  Other assets                                                   427
  Deferred income tax asset (Note 12)                            631
                                                      ---------------

      Other non-current assets, net                          320,744
                                                      ---------------

        Total assets                                  $    2,279,298
                                                      ===============



   The accompanying notes are an integral part of these financial statements.


                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.
                                  Balance Sheet
                                  June 30, 2003


                      LIABILITIES AND SHAREHOLDERS' EQUITY




Current Liabilities
  Current portion of notes payable (Note 7)          $  1,189,815
  Note payable, related party (Note 5)                    294,070
  Current portion of capital leases (Note 8)               11,168
  Accounts payable                                        504,691
  Accrued expenses payable                                140,904
                                                     -------------

      Total current liabilities                         2,140,648
                                                     -------------

Non-current Liabilities

  Capital leases,
    less current portion (Note 8)                           6,535
                                                     -------------

      Total non-current liabilities                         6,535
                                                     -------------

        Total Liabilities                               2,147,183
                                                     -------------

Shareholders' Equity

  Common stock, $25 par value;
    20,000 authorized: 13,915 issued
    and 13,573 outstanding                                347,875

  Retained deficit                                       (210,330)

  Less: 342 shares treasury stock                          (5,430)
                                                     -------------

      Total shareholders' equity                          132,115
                                                     -------------

        Total liabilities and shareholders' equity   $  2,279,298
                                                     =============


   The accompanying notes are an integral part of these financial statements.

                       MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                  DBA FARMERS, INC.
               Statements of Operations and Retained Earnings (Deficit)
                          Years ended June 30, 2003 and 2002




                                                       2003               2002
                                                 -----------------  -----------------
Net sales and gross revenue                      $     10,529,563   $     11,009,478
Cost of sales                                           8,361,097          8,678,789
                                                 -----------------  -----------------
      Gross profit                                      2,168,466          2,330,689

Selling, general and
  administrative expenses                               2,329,445          2,377,052
                                                 -----------------  -----------------
      Operating income (loss)                            (160,979)           (46,363)

Other income (expense)
  Rental income (Note 10)                                 136,988            107,546
  Fees and commissions                                     71,079             69,046
  Other income (Note 9)                                    11,977            158,586
  Interest expense                                       (140,990)          (139,124)
                                                 -----------------  -----------------
      Income (loss) before
        income tax benefit (expense)                      (81,925)           149,691

Income tax benefit (expense) (Note 12)                          -                  -
                                                 -----------------  -----------------
      Income (loss) from
        continuing operations                             (81,925)           149,691

Discontinued operations (Note 6)
  Income (loss) from operations of
    discontinued Feedstore segment (net of
    income tax benefit of $0 for 2003 and 2002)           (38,835)           (33,180)
                                                 -----------------  -----------------
      Net income (loss)                                  (120,760)           116,511

Retained earnings (deficit)
  Beginning of the period                                 (89,570)          (206,081)
                                                 -----------------  -----------------
  End of the period                              $       (210,330)  $        (89,570)
                                                 =================  =================

Basic and Diluted Income (Loss)
  per common share (Note 17)
  Income/ (Loss) from
    continuing operations                        $          (5.99)  $          10.86
  (Loss) from discontinued operations                       (2.84)             (2.41)
                                                 -----------------  -----------------
                                                 $          (8.83)  $           8.45
                                                 =================  =================



   The accompanying notes are an integral part of these financial statements.

                       MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                   DBA FARMERS, INC.
                               Statements of Cash Flows
                      For the Years Ended June 30, 2003 and 2002





                                                           2003             2002
                                                      ---------------  ---------------
Cash flows from operating activities
  Cash received from customers                        $   10,748,358   $   11,715,741
  Cash paid to suppliers and employees                   (10,589,182)     (11,423,656)
  Interest paid                                             (140,990)        (134,633)
                                                      ---------------  ---------------

  Net cash provided by operating activities                   18,186          157,452
                                                      ---------------  ---------------

Cash flows from investing activities
  Additions to property and equipment                       (155,190)        (148,028)
  Purchase of Liquor License                                (319,686)               -
  Proceeds from redemption of investment in supplier               -           16,900
  Proceeds from the sale of fixed assets                      18,548          174,491
  Decrease in notes receivable                                 9,039            9,039
                                                      ---------------  ---------------
    Net cash provided (used) by
      investing activities                                  (447,289)          52,402
                                                      ---------------  ---------------

Cash flows from financing activities
  Proceeds from long-term financing                           99,825          150,000
  Proceeds from related party note payable                   300,000                -
  Repayment of notes payable and capital leases             (115,743)               -
  Repayment of long-term debt and capital leases                   -         (242,424)
  Purchase of treasury stock-208 shares                       (2,080)               -
                                                      ---------------  ---------------
    Net cash provided (used) by
      financing activities                                   282,002          (92,424)
                                                      ---------------  ---------------

Increase (decrease) in cash                                 (147,101)         117,430

Cash at beginning of period                                  257,956          140,526
                                                      ---------------  ---------------

Cash at end of period                                 $      110,855   $      257,956
                                                      ===============  ===============



   The accompanying notes are an integral part of these financial statements.

                          MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                      DBA FARMERS, INC.
                                  Statements of Cash Flows
                         For the Years Ended June 30, 2003 and 2002






                                                              2003                2002
                                                      --------------------  ----------------
Reconciliation of Net Income (Loss) to
  Cash Flow from Operations

  Net Income (loss)                                   $          (120,760)  $       116,511
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation                                                175,848           173,886
      (Gain) loss on sale of fixed assets                          (3,335)         (131,460)
      Property and equipment additions in
        accounts payable                                           46,943           (46,943)
  Changes in assets and liabilities:
    Accounts receivable                                            37,586           (13,859)
    Inventories                                                   (10,483)           82,049
    Prepaid expenses                                                6,132               308
    Accounts payable                                             (103,820)          (23,321)
    Accrued expenses                                               (9,925)              281
                                                      --------------------  ----------------

    Net cash provided by operating activities                      18,186           157,452
                                                      ====================  ================

Supplemental Disclosure of Cash Flow Information

  Non-Cash Investing Activity
    Equipment acquired under capital lease            $                 -   $        14,597
                                                      ====================  ================



   The accompanying notes are an integral part of these financial statements.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Mimbres Valley Farmers Association, Inc. dba Farmers, Inc. ("Farmers" or the "Company"), has existed as a New Mexico Corporation since 1913, and currently operates a retail grocery store and convenience store. The Company also leases certain retail space to unrelated parties. All operations are located in Deming, New Mexico ("Deming").

          The retail grocery store is a full service grocery store that offers a large selection of food and non-food items to its customers. The Company is a member of the International Grocers Alliance "IGA", and because of its membership to the alliance, sells its groceries under the IGA trademark.

          The convenience store offers a full line of convenience food and non-food products and self-service gasoline to its customers.

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

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Cash  and  Cash  Equivalents
          ----------------------------

          The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2003, Farmers had no cash equivalents.

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

               Buildings                                 30 years
               Furniture, fixtures and equipment         3 to 15 years
               Leasehold improvements                    5 years

          The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2003 and 2002.

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

          Advertising
          -----------

          Advertising costs are expensed as incurred. Advertising expense totaled $122,681 and $134,022 for June 30, 2003 and 2002 respectively.

          Net  Income  (Loss)  per  Common  Share
          ---------------------------------------

          Basic net earnings (loss) per common share is computed by dividing net income or (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. During the year ended June 30, 2003 and 2002, Farmers had no common stock equivalents.

          Comparability
          -------------

          Certain prior year balances have been reclassified to conform to the June 30, 2003 financial statement presentation. The June 30, 2002 results of the discontinued operation of the feed store have been reclassified on the statement of income, consistent with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.   COMPREHENSIVE INCOME

          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. During the years ended June 30, 2003 and 2002, the Company's operations did not give rise to items includable in comprehensive income that were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for the years ended June 30, 2003 and 2002.

NOTE 3.   PROPERTY AND EQUIPMENT

          Property  and equipment as of June 30, 2003 consists of the following:

                                                                 2003
                                                              ----------
          Land                                                $   39,041
          Buildings                                            2,495,127
          Furniture, fixtures and equipment                    1,796,017
                                                              ----------
                                                               4,330,185
                 Less accumulated depreciation and
             amortization                                      3,200,348
                                                              ----------

                                                              $1,129,837
                                                              ==========

          Depreciation expense for the years ended June 30, 2003 and 2002 was $175,848 and $173,886, respectively.

NOTE 4.   INTANGIBLE ASSETS

          Intangible asset is comprised of a liquor license of $319,686, which was acquired during the year ended June 30, 2003.

NOTE 5.   RELATED PARTY TRANSACTION

          Farmers entered into an agreement to purchase a liquor license with a final total cost of $319,686 which was completed during the year ended June 30, 2003. Financing for the purchase of the liquor license was provided in the form of a $300,000 loan from a member of the board of directors of Mimbres Valley Farmers Association, Inc. who also serves as Chief Executive Officer. The loan is secured by a promissory note with an interest rate that is adjusted annually to a rate that is 4 percentage points above the Wall Street Journal Prime Rate, currently 8.5%, and is collateralized by a security interest in the liquor license. The note is due on demand, but if no demand is made, it is payable in 179 installments of $2,954 with one final irregular payment for all principal and interest not yet paid. The balance of the related party loan at June 30, 2003 is $294,070.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.   DISCONTINUED OPERATIONS

          On November 22, 2002, the Company's board of directors voted to discontinue the operation of its Feed segment. The closing of the Feed segment occurred on January 2, 2003. Accordingly, the results of the Feed segment as of June 20, 2003 and 2002 have been reported separately, as discontinued operations, in the accompanying statements of operations. Net sales for the Feed segment for the year ended June 30, 2003 and 2002 were approximately $187,448 and $384,944 respectively. The equipment was sold for $11,000 and the remaining building was converted to rental property.


NOTE 7.   LONG-TERM DEBT

          Long  term  debt  consists  of  the  following  at  June  30,  2003:


                                                             2003
                                                        -------------

          Fixed rate note payable originally dated
          January 24, 1996, and renewed January 24,
          2003, due in monthly installments of
          16,788, with an interest rate of 9.5%. The
          note is secured by real estate, equipment,
          fixtures, accounts receivable, inventory,
          contract rights, chattel paper
          and general intangibles.                      $   1,095,997

          Variable rate note dated July 25, 2002
          with an interest rate that floats 2%
          above prime subject to a minimum of 8.5%
          secured by real estate mortgage. The
          note is payable on demand, but if no demand
          is made it is payable in 120 payments of
          $1,245 and will mature on July 25, 2012.             93,818
                                                        -------------
                 Less current portion                       1,189,815
                                                        -------------

          Long term portion                             $           -
                                                        =============

          On July 24, 2003, the Company received notice that the $1,095,997 note had matured. The lender is accepting post maturity payments in anticipation of the completion of a permanent financing arrangement through a different lender. The permanent financing arrangement had not been completed as of the date of fieldwork, August 8, 2003, therefore, the entire balance has been listed as a current liability on the June 30, 2003 balance sheet.

          The Company agreed to comply with debt covenants including, but not limited to, maintaining a minimum working capital balance of $1.2 million or greater, maintaining a total liabilities to net worth ratio of 1.15 to 1 or lower, minimum annual principal reductions (including scheduled payments) of $100,000, and profitable operations. As of June 30, 2003 and 2002, the Company was not in compliance with a portion of these agreements with respect to this debt.


NOTE 8.   CAPITAL LEASES

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


          The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the June 30, 2003 and 2002 balance sheet as property, plant, and equipment and was $51,463 and $51,463 respectively. Accumulated amortization of the leased equipment at June 30, 2003 and 2002 was approximately $18,341 and $9,770 respectively. Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2003 are as follows:

                                                  Years Ending
                                                    June 30,
                                                  -------------
                                                      2004          $      14,938
                                                      2005                  6,279
                                                      2006                  1,466
                                                                    -------------
          Total minimum lease payments                                     22,683
          Less:  Amounts representing interest                              4,980
                                                                    -------------
          Present value of net minimum lease
           payments                                                        17,703
          Less:  Current maturities of capital
           lease obligations                                               11,168
                                                                    -------------
          Long-term capital lease obligations                       $       6,535
                                                                    =============


NOTE 9.   OTHER INCOME AND EXPENSES

          Other  income  and  expenses  as of June 30, 2003 and 2002 consist of:

                                                       2003      2002
                                                      -------  --------
          Insurance refund                            $     -  $  4,451
          Service charges                               4,623    15,882
          Miscellaneous income                          4,019     6,793
          Sales of fixed assets                         3,335   131,460
                                                      -------  --------

                                                      $11,977  $158,586
                                                      =======  ========

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

          The future minimum rental payments on retail rental space that have initial, or remaining, non-cancelable lease terms in excess of one year as of June 30, 2003 are as follows:


          Years  ended  June  30,

               2004                                        $     119,460
               2005                                              122,175
               2006                                              126,783
               2007                                              129,600
               2008                                              130,320
               Thereafter                                        130,680
                                                           -------------
                                                           $     759,018
                                                           =============

NOTE 11.  MAJOR SUPPLIERS

          A substantial portion of the inventory of the Company is purchased from a limited number of suppliers. During the years ended June 30, 2003 and 2002, one such supplier accounted for approximately 35% and 60% of inventory purchases, respectively.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12.  INCOME TAXES

          Significant components of the net deferred income tax asset at June 30, 2003 is as follows

                                                   2003
                                                ----------
          Deferred tax liabilities:
            Depreciation                        $ 155,370
            Amortization of Liquor License          5,573
                                                ----------
                                                  160,943
                                                ----------

          Deferred tax assets:
            Net operating loss carryforwards      332,335
            Contribution carryforwards              6,202
            Allowance for doubtful accounts         2,210
                                                ----------

            Total deferred income tax assets      340,747

          Valuation allowance for deferred tax
            assets                               (179,173)
                                                ----------

            Deferred income tax assets            161,574
                                                ----------

            Net deferred income tax assets      $     631
                                                ==========


          The decrease in the valuation allowance for deferred tax assets of $33,285 was due to the decreases in net operating loss carryforwards and increase in deferred tax liabilities.

          As of June 30, 2003, the Company has available net operating loss carryforwards of approximately $832,687 for federal income tax purposes, and $928,696 for state income tax purposes that were generated and will expire according to the following table:



          Year ended June 30,
          ------------------                    Federal Net      State Net
          Generated  Expires  Contributions   Operating Loss   Operating Loss
          ---------  -------  --------------  ---------------  ---------------

          1999          2004  $        7,291  $             -  $       346,903
          2000          2005           8,490                -          367,469
          2001          2006               -                -           70,126
          2003          2008               -                -          144,198
          1999          2019               -          250,894                -
          2000          2020               -          367,469                -
          2001          2021               -           70,126                -
          2003          2023               -          144,198                -
                              --------------  ---------------  ---------------
                              $       15,781  $       832,687  $       928,696
                              ==============  ===============  ===============

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12.  INCOME TAXES (continued)

          Significant components of the provision for income taxes are as follows:

                                                           2003       2002
                                                         ---------  ---------
          Deferred:
            Federal tax expense (benefit) at statutory
             rates                                       $(41,058)  $ 39,613
            State tax expense (benefit) at statutory
             rates                                         (6,400)     6,175
            Valuation allowance                            47,458    (45,788)
                                                         ---------  ---------
             Total income tax expense (benefit)          $      -   $      -
                                                         =========  =========

          The reconciliation of income tax computed at statutory rates of income tax benefit are as follows:

                                                           2003    2002
                                                          ------  ------
            Statutory rate                                 34.0%   34.0%
            State income tax                                5.3     5.3
            Valuation allowance                           (39.3)  (39.3)
                                                          ------  ------
                                                            0.0%    0.0%
                                                          ======  ======

NOTE 13.  SEGMENT INFORMATION

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

          Types  of  Products  and  Services
          ----------------------------------

          The Company's results of operations are primarily reviewed by management on a consolidated basis. Management has organized the Company into three segments: IGA Grocery, Mini-Mart, and Other (which includes administration). IGA Grocery is a full service grocery store serving Deming and the surrounding community. Mini-Mart is a convenience store that caters to the local community and various other customers. Other relates to the rental of various rental spaces and acts as a support to the other departments.

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

          The following represents selected consolidated financial information for the Company's segments for the years ended June 30, 2003 and 2002. Administrative overhead that is not attributable to any particular segment has been allocated based on the net revenues of the segments.



                                                                            Continuing   Discontinued
                                 IGA Grocery     Mini-Mart       Other      Operations    Operations      Total
                                -------------  --------------  ----------  ------------  ------------  ------------
          JUNE 30, 2003
          Revenues              $  8,891,572   $   1,637,991   $        -  $10,529,563   $   187,448   $10,717,011
          Other Income, net           55,386          21,817      142,841      220,044             -       220,044
                                -------------  --------------  ----------  ------------  ------------  ------------
          Net revenues             8,946,958       1,659,808      142,841   10,749,607       187,448    10,937,055
          Income (loss) from
           segment, before tax       (84,939)        (21,325)      24,339      (81,925)      (38,835)     (120,760)
          Total assets             1,313,251          59,548      895,424    2,268,223        11,075     2,279,298
          Property additions           3,181           3,809      420,343      427,333             -       427,333
          Depreciation                87,259          10,032       76,150      173,441         2,407       175,848
          Interest expense            15,750               -      125,240      140,990             -       140,990

          JUNE 30, 2002
          Revenues              $  9,217,802   $   1,791,676   $        -  $11,009,478   $   384,944   $11,394,422
          Other Income, net           74,936          17,454      242,788      335,178             -       335,178
                                -------------  --------------  ----------  ------------  ------------  ------------
          Net revenues             9,292,738       1,809,130      242,788   11,344,656       384,944    11,729,600
          Income (loss) from
           segment, before tax       161,947         (13,452)       1,196      149,691       (33,180)      116,511
          Total assets               980,573          50,771    1,137,097    2,168,441        63,360     2,231,801
          Property additions         141,994           1,693       67,177      210,864             -       210,864
          Depreciation                68,284           9,651       88,113      166,048         7,838       173,886
          Interest expense             3,557             934      134,633      139,124           103       139,227


NOTE 14.  SIMPLE PLAN

          Effective March 1, 2001, the Company adopted a Simple Plan. All employees who have completed two years of service with the Company and are reasonably expected to receive at least $5,000 in compensation for the calendar year are eligible. Participants' interests become fully vested immediately and may be withdrawn at retirement, disability, termination, death, or upon attaining age 65, whichever occurs first. An eligible employee may make a salary reduction election to have his or her compensation for each pay period reduced by a percentage. The total amount of the reduction to an individual employee's compensation during calendar year 2003 and 2002 cannot exceed $8,000 and $7,000, respectively. For calendar year 2003, if a participant is at least 50 years of age, he or she will be eligible to make an additional
          "make-up"  contribution  of  $1,000.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 14.  SIMPLE PLAN (continued)

          Employer contributions to the Simple Plan were 3% of the eligible employee's salary reduction contribution through June 30, 2003 and 2% of the eligible employees salary through December 31, 2002, not to exceed the employee's salary reduction.

          Contributions by the Company to the plan for the years ended June 30, 2003 and 2002 were $438 and $177 respectively.

NOTE 15.  GOING CONCERN

          The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the past few years, the Company has sustained substantial net operating losses that have caused the Company to be in violation of certain financial maintenance covenants required by the lender as discussed above in
          Note 7. The Company's mortgage note had a balance as of June 30, 2003 of $1,095,997. The note has already matured and the lender is accepting post maturity payments in anticipation of the completion of a permanent financing arrangement through a different lender.

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          The carrying amounts of the Company's financial instruments at June 30, 2003, approximate fair value.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 17.  NET INCOME PER SHARE

          Net income per common share for the year ended June 30, 2003 and 2002 have been calculated as follows:

                                                 Weighted
                                                 Average
                                   Income         Shares       Per Share
                                (Numerator)   (Denominator)     Amount
                                ------------  --------------  -----------
YEAR ENDED JUNE 30, 2003:

Basic net income per share
  Income available to common
  Stockholders from:
       Continuing Operations    $   (81,925)         13,677   $    (5.99)
       Discontinued Operations      (38,835)         13,677        (2.84)
                                ------------                  -----------
                                $  (120,760)                  $    (8.83)
                                ============                  ===========

Diluted net income per share
  Income available to common
  Stockholders from:
       Continuing Operations    $   (81,925)         13,677   $    (5.99)
       Discontinued Operations      (38,835)         13,677        (2.84)
                                ------------                  -----------
                                $  (120,760)                  $    (8.83)
                                ============                  ===========

YEAR ENDED JUNE 30, 2002:

Basic net income per share
  Income available to common
  Stockholders from:
       Continuing Operations    $   149,691          13,781   $    10.86
       Discontinued Operations      (33,180)         13,781        (2.41)
                                ------------                  -----------
                                $   116,511                   $     8.45
                                ============                  ===========

Diluted net income per share
  Income available to common
  Stockholders from:
       Continuing Operations    $   149,691          13,781   $    10.86
       Discontinued Operations      (33,180)         13,781        (2.41)
                                ------------                  -----------
                                $   116,511                   $     8.45
                                ============                  ===========


NOTE 18.  MANAGEMENT'S PLANS FOR FUTURE OPERATIONS (UNAUDITED)

          In the fiscal year ended June 30, 2003, the Company had a loss mainly due to decrease in net sales. The Company continues to explore alternatives in long-term financing. In the absence of such alternative financing, the Company will be forced to evaluate other alternatives, such as court-supervised arrangements with its creditors, or bankruptcy. In the meantime, the Company believes that its short-term cash requirements will be met with funds generated from daily operations.

          Management continues to focus on the operations at the Mini-Mart, carefully monitoring pricing and inventory levels. The attainment of profitability in this business segment remains an elusive but important goal.

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.
                                DBA FARMERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 18.  MANAGEMENT'S  PLANS  FOR  FUTURE  OPERATIONS  (UNAUDITED) (continued)

          Farmers' inability to obtain long term financing is the major hindrance to the Company's successful future. In the loan package there were included funds to buy some of the smaller shareholders out and return the company to private status thereby escaping the SEC umbrella. It is estimated that this would save the company nearly $100,000 per year. The company has also been offered an opportunity to trade its liquor license for a local license which will reduce its debt by about $100,000.

          As of this date the Company has been offered one loan package that seems acceptable generally with the exception of a punitive prepayment penalty and wanting one of the Directors to personally sign on as the guarantor. Currently, the company is trying to resolve these problems.

                      (This page intentionally left blank.)

EXHIBIT  INDEX


Exhibit   Nature of Exhibit

3.1       Articles  of  Incorporation
3.2       Bylaws  (Incorporated  by  reference)
4.1       Specimen  of  Stock  Certificate  (Incorporated  by  reference)
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section of the Sarbanes Oxley Act of 2002