Form 10QSB
period 2003-09-30
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2003-11-14
CIK 781889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

                                      INDEX


                                                                            PAGE

PART I.     FINANCIAL INFORMATION

            Item 1. Financial Information

                    Balance Sheets as of
                      September 30, 2003 and June 30, 2003                     1

                    Statements of Operations and Retained (Deficit)
                      for the three months ended
                      September 30, 2003 and 2002                              3

                    Statements of Cash Flows for the
                      three months ended
                      September 30, 2003 and 2002                              4

                    Notes to Unaudited Financial Statements                    5

            Item 2. Management's Discussion and Analysis
                    of Financial Condition or Plan of Operation                9

            Item 3. Controls and Procedures                                   15

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings                                         16

            Item 2. Changes in Securities                                     16

            Item 3. Defaults upon Senior Securities                           16

            Item 4. Submission of Matters to a Vote of Security Holders       17

            Item 5. Other Information                                         17

            Item 6. Exhibits and Reports on Form 8-K                          17

                            PART I.  FINANCIAL INFORMATION

                             ITEM 1:  FINANCIAL STATEMENTS

                       Mimbres Valley Farmers Association, Inc.
                                   dba Farmers, Inc.
                                    Balance Sheets
                         September 30, 2003 and June 30, 2003

                                        ASSETS


                                           UNAUDITED          AUDITED
                                               At                At
                                      September 30, 2003   June 30, 2003
                                      ------------------  ---------------
Current Assets

  Cash and cash equivalents           $           25,386  $       110,855
  Accounts receivable, net of
    allowance for doubtful accounts,
    September 30, 2003, $13,147 and
    June 30, 2003 $9,263
      Trade                                       18,986           18,673
      Related parties                              4,731            4,341
      Other                                        6,020            3,886
  Inventories                                    560,068          617,995
  Prepaid expenses                                76,823           72,967
                                      ------------------  ---------------

      Total current assets                       692,014          828,717
                                      ------------------  ---------------

Property and Equipment, net                    1,088,381        1,129,837
                                      ------------------  ---------------

Other Non-Current Assets

  Intangible assets                              319,686          319,686
  Other assets                                       427              427
  Deferred income tax asset                          631              631
                                      ------------------  ---------------

      Other non-current assets, net              320,744          320,744
                                      ------------------  ---------------

        Total assets                  $        2,101,139  $     2,279,298
                                      ==================  ===============

                 See accompanying notes to financial statements.

                           Mimbres Valley Farmers Association, Inc.
                                       dba Farmers, Inc.
                                        Balance Sheets
                             September 30, 2003 and June 30, 2003

                             LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        UNAUDITED            AUDITED
                                                            At                  At
                                                    September 30, 2003     June 30, 2003
                                                    -------------------  ------------------
Current Liabilities

  Current portion of notes payable                  $         1,163,790   $      1,189,815
  Note payable - related party                                  291,438            294,070
  Current portion of capital leases payable                       9,794             11,168
  Bank overdraft                                                 21,464                  -
  Accounts payable                                              552,301            504,691
  Accrued expenses payable                                      137,794            140,904
                                                    --------------------  -----------------

      Total current liabilities                               2,176,581          2,140,648
                                                    --------------------  -----------------

Non-current Liabilities

  Capital leases payable,
    less current portion above                                    4,728              6,535
                                                    --------------------  -----------------

      Total non-current liabilities                               4,728              6,535
                                                    --------------------  -----------------

        Total Liabilities                                     2,181,309          2,147,183
                                                    --------------------  -----------------

Shareholders' Equity

  Common stock, $25 par value;
    20,000 authorized: 13,915 issued
    and 13,573 outstanding                                      347,875            347,875

  Retained deficit                                             (422,615)          (210,330)

  Less: 342 shares treasury stock                                (5,430)            (5,430)
                                                    --------------------  -----------------

      Total shareholders' equity                                (80,170)           132,115
                                                    --------------------  -----------------

        Total liabilities and shareholders' equity  $         2,101,139   $      2,279,298
                                                    ====================  =================

                 See accompanying notes to financial statements.

                     Mimbres Valley Farmers Association, Inc.
                                 dba Farmers, Inc.
                  Statements of Operations and Retained (Deficit)
              For the three months ended September 30, 2003 and 2002

                                     UNAUDITED


                                                        Three Months Ended
                                                           September 30,
                                                    2003                 2002
                                            -------------------  -----------------
  Net sales and gross revenue               $        2,237,873   $      2,729,367
  Cost of sales                                      1,889,799          2,158,991
                                            -------------------  -----------------
      Gross profit                                     348,074            570,376

  Selling, general and
    administrative expenses                            580,598            581,300
                                            -------------------  -----------------
      Operating income (loss)                         (232,524)           (10,924)

  Other income (expense)
    Rental income                                       35,230             32,465
    Fees and commissions                                19,393             18,853
    Other income                                         1,371              1,379
    Interest expense                                   (35,755)           (31,625)
                                            -------------------  -----------------

      Income (loss) from continuing
        operations before income net of
        tax benefit (expense) of -0-                  (212,285)            10,148

  Discontinued Operations
    Loss from operations of discontinued
    Feed Store segment, net of income tax
    benefit of -0- for 2003 and 2002                         -            (14,471)
                                            -------------------  -----------------
      Net (loss)                                      (212,285)            (4,323)

  Retained (deficit)
    Beginning of the period                           (210,330)           (89,570)
                                            -------------------  -----------------
    End of period                           $         (422,615)  $        (93,893)
                                            ===================  =================

  Basic and diluted income (loss)
    per common share
    (Loss) from:
      Continuing operations                 $           (15.64)  $           0.65
      Discontinued operations                                -              (0.92)
                                            -------------------  -----------------
                                            $           (15.64)  $          (0.27)
                                            ===================  =================

                 See accompanying notes to financial statements.

                          Mimbres Valley Farmers Association, Inc.
                                      dba Farmers, Inc.
                                  Statements of Cash Flows
                       For the three months ended September 30, 2003

                                          UNAUDITED


                                                              Three Months Ended
                                                    September 30, 2003  September 30, 2002
                                                    ------------------  -------------------
Cash flows from operating activities
  Net (loss)                                        $        (212,285)  $           (4,323)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                            39,685               41,160
      Gain on sale of fixed assets                               (862)                (850)
  Changes in assets and liabilities:
    Accounts receivable                                        (2,837)               6,761
    Inventories                                                57,927              (39,240)
    Prepaid expenses                                           (3,856)              39,276
    Other assets                                                    -              (29,000)
    Accounts payable                                           47,610             (221,499)
    Accrued expenses                                           (3,110)              21,600
                                                    ------------------  -------------------
    Net cash provided (used) by
      operating activities                                    (77,728)            (186,115)
                                                    ------------------  -------------------

Cash flows from investing activities
  Additions to property and equipment, net                     (1,750)             (84,505)
  Sale of fixed assets                                          4,383                  850
                                                    ------------------  -------------------
    Net cash provided (used) by
      investing activities                                      2,633              (83,655)
                                                    ------------------  -------------------

Cash flows from financing activities
  Proceeds from long-term financing                                 -               99,825
  Repayment of related party note payable                      (2,632)                   -
  Repayment of notes payable and capital leases               (29,206)             (26,145)
                                                    ------------------  -------------------
    Net cash provided (used) by
      financing activities                                    (31,838)              73,680
                                                    ------------------  -------------------

(Decrease) in cash                                           (106,933)            (196,090)
Cash at beginning of period                                   110,855              257,956
                                                    ------------------  -------------------

Cash at end of period                               $           3,922   $           61,866
                                                    ==================  ===================

Reconciliation to balance sheet:
  Cash and cash equivalents                         $          25,386   $           61,866
  Bank overdraft                                              (21,464)                   -
                                                    ------------------  -------------------
                                                    $           3,922   $           61,866
                                                    ==================  ===================

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

Note 2.   Basis  of  Presentation

          In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Mimbres Valley Farmers Association, Inc. (Farmers) as of September 30, 2003 (unaudited) and June 30, 2003 (audited), the results of operations for the three month periods ending September 30, 2003 and 2002 (unaudited) and the statements of cash flows for the three month periods ending September 30, 2003 and 2002 (unaudited). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 2003 Annual Report. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of results for a full year.

          The accounting policies followed by Farmers are set forth in Note 1 to the financial statements in the 2003 Farmers Annual Report filed on Form 10-KSB.

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

          Types  of  Products  and  Services
          ----------------------------------

          The Company's results of operations are reviewed primarily on a consolidated basis. Management has organized the Company into three segments: Other (which includes Administration), IGA Grocery, and Mini-Mart. The "Feed" segment was discontinued as of January 3, 2003 and is reported as discontinued operations in the September 30, 2003 financial statements. "Other" relates to the rental of various rental spaces and acts as a support to the other departments. IGA Grocery is a full service grocery store serving Deming and the surrounding community. Mini-Mart is a convenience store that caters to the local community and various other customers who pass through town.

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements


Note 2.   Basis  of  Presentation  (continued)

          Management  Policy  in  Identifying  Reportable  Segments
          ---------------------------------------------------------

          The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique target markets.

          Segment  Profit  and  Loss
          --------------------------

          The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on segment profit and loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

          The following represents selected consolidated financial information for the Company's segments for the three months ended September 30, 2003 and 2002. Administrative overhead that is not attributable to any particular segment has been allocated based on the net revenues of the segments.

                                                                 Total    Discontinued
                                                               Continuing  Operations
Segment data           IGA Grocery     Mini-Mart     Other     Operations     Feed        Total
                      -------------  -------------  --------  ------------  ---------  -----------
Three months ended:
SEPTEMBER 30, 2003
Revenues              $  1,882,138   $     355,735  $      -  $ 2,237,873   $      -   $2,237,873
Other Income, net           14,005           5,810    36,179       55,994          -       55,994
                      -------------  -------------  --------  ------------  ---------  -----------
Net revenues             1,896,143         361,545    36,179    2,293,867          -    2,293,867
Income (loss) from
 segment, before tax      (220,193)            291    11,053     (208,849)         -     (208,849)
Total assets             1,439,634          47,056   596,421    2,083,111          -    2,083,111
Property additions           1,750               -         -        1,750          -        1,750
Depreciation                16,928           2,508    20,249       39,685          -       39,685
Interest expense            29,555           5,635       565       35,755          -       35,755


SEPTEMBER 30, 2002
Revenues              $  2,265,905   $     463,462  $      -  $ 2,729,367   $ 92,745   $2,822,112
Other Income, net           13,545           5,079    34,073       52,697          -       52,697
                      -------------  -------------  --------  ------------  ---------  -----------
Net revenues             2,279,450         468,541    34,073    2,782,064     92,745    2,874,809
Income (loss) from
 segment, before tax        (8,951)         10,037     9,062       10,148    (14,471)      (4,323)
Depreciation                19,648           2,445    17,107       39,200      1,960       41,160
Interest expense            25,073           5,155       376       30,604      1,021       31,625

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

          Comparability
          -------------

          Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year. Specifically, the operations of the Feed Store segment have been reclassified to discontinued operations.

          Supplemental  Cash  Flow  Information
          -------------------------------------

          Selected  cash  payments  and  non-cash  activities  were  as follows:

                                                     Three Months Ended
                                                       September 30,
                                                     2003          2002
                                                 ------------  ------------

          Cash payments for interest             $     35,755  $     31,625

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



Note 4:   Discontinued  Operations

          Effective January 3, 2003, the Company closed the Feed Store. The results of operations of the Feed Store have been presented in the September 30, 2003 financial statements as a loss from discontinued

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements


          operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company plans to sell the larger equipment items individually and has leased the feed store building to an unrelated party.

Note 5:   Treasury  Stock:

          During the year ended June 30, 2003, the Company, with the approval of its board of directors, repurchased 208 shares of its own stock at an aggregate cost of $2,080.

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

               Financial Condition and Changes in Financial Condition
               ------------------------------------------------------

          Mimbres Valley Farmers Association, Inc.'s total assets decreased by $196,187, or 0.86%, to $2,083,111 at September 30, 2003, from
          $2,279,298  at June 30, 2003. Cash decreased by $106,933, or 96.46% to
          $25,386 from $110,855 at June 30, 2003. The decrease in cash was the result of the large net operating loss experienced during the quarter. Accounts receivable trade increased by $313, or .16% to $18,986 from $18,673. other receivables increased $2,134, or 55% to $6,020 from $3,886 at June 30, 2003. Related party receivables consist of trade accounts receivable owed to the Company by directors and employees. Related party receivables increased $390, or 9% to $4,731 from $4,341 at June 30, 2003. All related party receivables are current as of September 30, 2003. Inventory decreased by $57,927, or 9.37%, to $560,068 from $617,995 at June 30, 2003 due to the Company's continued effort to reduce the inventory levels on hand, and the change in vendors. Prepaid expenses increased by $3,856, or 5.28% to $76,823 from $72,967 at June 30, 2003. Gross fixed assets decreased by $4,750, or .11% to $4,325,435 from $4,330,185 at June 30, 2003 and the Company recorded $39,685 in depreciation expense and related accumulated depreciation during the three months ended September 30, 2003.

          Total liabilities increased by $12,662, or .59%, to $2,159,845 at September 30, 2003 from $2,147,183 at June 30, 2003. The increase resulted primarily from the increase in accounts payable. Accounts payable increased by $47,610, or 9.43% to $552,301 from $504,691 at
          June 30, 2003, due to the tightning cash position. Loans, notes and capital leases payable decreased $31,838, or 2.12% to a total of $1,469,750 from $1,501,588 at June 30, 2003. The Company has continued to pay all debt payments in accordance with the original agreements. Accrued expenses decreased by $3,110, or 2.21% to $137,794 from $140,904 at June 30, 2003. The decrease in accrued expenses is attributable to a decrease in gross receipts taxes payable at September 30, 2003.

              ------------------------------------------------------------------

          Total shareholders' equity decreased $208,849, more than 158% to $(76,734) from $132,115 at June 30, 2003. The decrease was the result of operating losses for the first three months of fiscal year 2004.

                Comparison of Operating Results for the Three Months Ended
                ----------------------------------------------------------
                        September 30, 2003 and 2002
                        ---------------------------

          General - Revenues from continuing operations decreased for the three months ended September 30, 2003 by $491,494, or 18.01% to $2,237,873
          from $2,729,367 for the three months ended September 30, 2002. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally, compounded by the opening of Super WalMart during the quarter ended September 30, 2003. Net income from continuing operations decreased by $218,997, to net loss of $208,849 for the three months ended September 30, 2003 from net income of $10,148 for the three months ended September 30, 2002.

          IGA Grocery - Revenues decreased for the three months ended September 30, 2003 by $383,307, or 16.82% to $1,896,143 from $2,279,450 for the three months ended September 30, 2003. Management believes the decreased revenues in this segment are due to the continued depressed economic conditions in the area compounded by the opening of Super WalMart during the quarter ended September 30, 2003. Net income from the segment decreased $211,242 to a net loss of $220,193 from net loss of $8,951 for the three months ended September 30, 2003. This decrease in net income resulted primarily from the changing of a major supplier and the related sale of old vendor merchandise at cost or below. In addition, the Company suffered the effects of the opening of a Super WalMart in their community during the quarter ended September 30, 2003.

          Mini-Mart - Revenues decreased for the three months ended September 30, 2003 by $106,996, or 22.84% to $361,545 from $468,541, caused in part by fluctuations in fuel prices, and further affected by the opening of the Super WalMart.

          Net loss decreased by $9,746 to a net profit of $291 from a net profit of $10,037 for the three months ended September 30, 2003.

          Feed - The operations of the feed store were discontinued as of January 3, 2003 and are presented in the statement of income and the notes to the financial statements as discontinued operations.

               Recent and Current Developments
               -------------------------------

          Management has continued working to cut costs and simplify operations to adapt to the subpar economy in the Deming and Luna County area, however operations were severely impacted by the opening of a local store of the largest retailer in the world. Initially, our sales dropped 30 to 40%, affecting cash flow and increasing accounts payable and lengthening the aging of the accounts payable. We have been in contact with our vendors, and are currently working to bring the accounts payable current. Although we were able to secure a new tenant in the Mall property, Xochitl's tortilleria went out of business, leaving us with another open space to rent.

               -------------------------------------------

          Subsequent to September, 30, 2003, the liquor license currently owned by the Company is subject to an agreement to be sold for the original purchase price. The sale of the license will relieve the Company of approximately $300,000 of debt. In order to continue selling the products provided in the liquor department, the general manager has purchased a local license which he will lease to the Company for a monthly amount less than the current note payments.

          An item of continuing urgency is the refinancing of Farmers' long-term mortgage note, now held by WAMCO XXVIII, LTD. of Waco, Texas. On October 17, 2003, the registrant received an important letter from the holder of its principal monetary obligation, the latter being a mortgage note with a principal balance slightly over $1,000,000. As reported previously, the note matured July 24, 2003, and the registrant had been in default under it even prior to that time because of financial maintenance covenants in the mortgage that the registrant was unable to meet. After July 24, 2003, the holder of the note, WAMCO XXVIII, LTD., acting by and through its servicing agent, First City Servicing Corporation, had informally indicated that it would continue for the near future to accept post maturity installment payments while the registrant sought other financing. As a result of the search for other financing, the registrant had been recently presented with an opportunity to refinance, but the refinancing would have required personal guarantees of the indebtedness by one or more directors or officers of the registrant. At a meeting of the Board of Directors of the issuer on October 7, 2003, the subject of the possible refinancing involving personal guarantees was discussed fully by those present and a decision was made not to accept this financing alternative. Management of the issuer promptly informed First City Servicing Corporation that this alternative had been rejected.

          On October 9, 2003, First City Servicing Corporation sent the letter mentioned above, although the registrant did not know it was coming until it arrived on October 17, 2003. In summary, the letter gave Mimbres Valley Farmers Association, Inc. until October 31, 2003 to pay off the mortgage note in full, failing which "[w]e will be considering aggressive alternatives that are allowed to us under the current modification and the mortgage." Presumably this has reference to a legal action to foreclose the mortgage. The registrant does not presently have the money to pay off the mortgage note and did not pay it off by October 31, 2003. As of the date of this report, the registrant has not been notified of the commencement of any foreclosure proceedings against it.

          The registrant is still seeking alternative sources of financing, but no assurance can be given that any such financing will be available or, even if available, will be on terms acceptable to its Board of Directors. If no such financing is obtained, the registrant will have to consider the possibility of seeking relief under the federal Bankruptcy Code or some other arrangement or composition with its creditors, because a foreclosure on the assets securing the mortgage note would render further operations by the registrant impossible.

               -------------------------------------------

          Since October 31, 2003, we have had discussions with the primary lender and one potential lender, and the primary lender has pushed the date to begin collection actions ahead to an undetermined date. We are working with lenders in Albuquerque, California and locally to obtain alternate financing as soon as possible, but even if a commitment was made by a lender by November 15, 2003, it would take several weeks for the appraisal to be finished and the process could last until the end of the year or later. There can be no assurance that the loan currently being applied for will in fact be made. In the meantime, although Farmers has continued to make all debt payments in accordance with the original or extension agreements. In the loan packages the Company has applied for, there were included funds to buy some of the smaller shareholders out and return the Company to private status, thereby escaping the SEC umbrella. It is estimated that this would save the Company nearly $ 100,000 per year. As has been reported previously, if the Company is unable to obtain alternate financing and achieve profitable operations on a consistent basis, it will soon be forced to consider bankruptcy or other liquidation alternatives.

          The  Board  of Directors has received a letter of resignation from Jim
          T. Hyatt, a director of the Company since 1993. The resignation, effective April 29, 2003, was not the result of disagreement of Company policy or any other matters, but instead grew out of the discussions between the Company and the underwriter for a potential loan package described above. William R. Johnson, III has also resigned effective April 8, 2003. Again, his resignation was not the result of any disagreement with Management or the other directors. G.G. Gore resigned effective October 28, 2003, not as a result of any disagreement. Management and the other directors are grateful to Mr. Hyatt, Mr. Johnson, and Mr. Gore for their years of valiant and loyal service to the Company. The Board of Directors has also enacted a Code of Ethics and Standards of Conduct for directors and company officers, as required by the Sarbanes-Oxley Act of 2002.


               Mortgage Note
               -------------

          On October 17, 2003, the registrant received an important letter from the holder of its principal monetary obligation, the latter being a mortgage note with a principal balance slightly over $1,000,000. As reported previously, the note matured July 24, 2003, and the registrant had been in default under it even prior to that time because of financial maintenance covenants in the mortgage that the registrant was unable to meet. After July 24, 2003, the holder of the note, WAMCO XXVIII, LTD., acting by and through its servicing agent, First City Servicing Corporation, had informally indicated that it would continue for the near future to accept post maturity installment payments while the registrant sought other financing. As a result of the search for other financing, the registrant had been recently presented with an opportunity to refinance, but the refinancing would have required personal guarantees of the indebtedness by one or more directors or officers of the registrant. At a meeting of the Board of Directors of the issuer on October 7, 2003, the subject of the possible refinancing involving personal guarantees was discussed fully by those present and a decision was made not to accept this financing alternative. Management of the issuer promptly informed First City Servicing Corporation that this alternative had been rejected.

               -------------------------

          On October 9, 2003, First City Servicing Corporation sent the letter mentioned above, although the registrant did not know it was coming until it arrived on October 17, 2003. In summary, the letter gave Mimbres Valley Farmers Association, Inc. until October 31, 2003 to pay off the mortgage note in full, failing which "[w]e will be considering aggressive alternatives that are allowed to us under the current modification and the mortgage." Presumably this has reference to a legal action to foreclose the mortgage. The registrant does not presently have the money to pay off the mortgage note and did not pay it off by October 31, 2003. As of the date of this report, the registrant has not been notified of the commencement of any foreclosure proceedings against it. The registrant is still seeking alternative sources of financing, but no assurance can be given that any such financing will be available or, even if available, will be on terms acceptable to its Board of Directors. If no such financing is obtained, the registrant will have to consider the possibility of seeking relief under the federal Bankruptcy Code or some other arrangement or composition with its creditors, because a foreclosure on the assets securing the mortgage note would render further operations by the registrant impossible.

               Related Party Transaction
               -------------------------

          During the period ended March 31, 2003, the Company obtained a loan for $300,000 from the Company's Chief Executive Officer for the purpose of purchasing a liquor license. The loan is secured by a promissory note with an interest rate that is adjusted annually to a rate that is 4 percentage points above the Wall Street Journal Prime Rate, subject to a minimum of 8.5% per annum which is currently applicable, and is collateralized by a security interest in the liquor license. The note is due on demand, but if no demand is made, it is payable in 179 installments of $2,954 with one final irregular payment for all principal and interest not yet paid. The balance of the note payable at September 30, 2003 was $291,438.

               Long-term Contractual Obligations
               ---------------------------------

          During the period ended December 31, 2002, the Company obtained a loan for $99,825, secured by a mortgage on the Mini-Mart location and an assignment of all rents on the Company's rental properties, with payment terms of $1,244.54 per month for ten years at an interest rate that floats 2% above prime, subject to a minimum of 8.5% per annum which is currently applicable. The purpose of this loan was to fund an upgrade of the cash register and inventory systems in the IGA grocery. Prior to September 30, 2003, the Company had committed to four capital leases.

          Future maturities of capital leases as of September 30, 2003 are as follows (not including the mortgage notes discussed above):

                                         Payments due by Period
                          ------------------------------------------------------
                                     Less than     1-3        4-5      After 5
                            Total    One Year     Years      Years      Years
                          ---------  ---------  ---------  ---------  ----------

          Capital leases  $  14,522  $   9,794  $   4,728  $       -  $        -

Work  Force
-----------

As of September 30, 2003, Farmers has 86 employees, 46 full time and 40 part time and anticipates no material changes in this number in the near future.

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

     (b)  Changes  in  Internal  Controls.

     There was a change in the Company's internal controls that could significantly affect these controls subsequent to the date the Company carried out its evaluations. The process for counting and verifying inventory levels at the end of a period was strengthened by implementing a policy where employees who are independent of the department being counted are responsible for counting and verifying available inventories in that department.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

          Not applicable.

ITEM 2. - Changes in Securities

          Not applicable.

ITEM 3. - Defaults upon Senior Securities

          On October 17, 2003, the registrant received an important letter from the holder of its principal monetary obligation, the latter being a mortgage note with a principal balance slightly over $1,000,000. As reported previously, the note matured July 24, 2003, and the registrant had been in default under it even prior to that time because of financial maintenance covenants in the mortgage that the registrant was unable to meet. After July 24, 2003, the holder of the note, WAMCO XXVIII, LTD., acting by and through its servicing agent, First City Servicing Corporation, had informally indicated that it would continue for the near future to accept post maturity installment payments while the registrant sought other financing. As a result of the search for other financing, the registrant had been recently presented with an opportunity to refinance, but the refinancing would have required personal guarantees of the indebtedness by one or more directors or officers of the registrant. At a meeting of the Board of Directors of the issuer on October 7, 2003, the subject of the possible refinancing involving personal guarantees was discussed fully by those present and a decision was made not to accept this financing alternative. Management of the issuer promptly informed First City Servicing Corporation that this alternative had been rejected.

          On October 9, 2003, First City Servicing Corporation sent the letter mentioned above, although the registrant did not know it was coming until it arrived on October 17, 2003. In summary, the letter gave Mimbres Valley Farmers Association, Inc. until October 31, 2003 to pay off the mortgage note in full, failing which "[w]e will be considering aggressive alternatives that are allowed to us under the current modification and the mortgage." Presumably this has reference to a legal action to foreclose the mortgage. The registrant does not presently have the money to pay off the mortgage note and did not pay it off by October 31, 2003. As of the date of this report, the registrant has not been notified of the commencement of any foreclosure proceedings against it. The. registrant is still seeking alternative sources of financing, but no assurance can be given that any such financing will be available or, even if available, will be on terms acceptable to its Board of Directors. If no such financing is obtained, the registrant will have to consider the possibility of seeking relief under the federal Bankruptcy Code or some other arrangement or composition with its creditors, because a foreclosure on the assets securing the mortgage note would render further operations by the registrant impossible

ITEM 4. - Submission of Matters to a Vote of Security Holders

          Not applicable.

ITEM 5. - Other Information.

          Not applicable.

ITEM 6. - Exhibits and Reports on Form 8-K.

          (a) Exhibits. See Exhibit Index immediately following the signature page.

          (b) Reports on Form 8-K. A copy of the Company's report on Form 8-K, filed October 28, 2003, is attached.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003                     MIMBRES VALLEY FARMERS
                                               ASSOCIATION,  INC.

                             /s/ Shelby C. Phillips, President and Chief
                                 Executive Officer (Principal Executive Officer)
                             /s/ Janet Robinson, Chief Financial Officer
                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Nature of Exhibit                                      Page Number

3.1    Articles  of  Incorporation                   Incorporated  by  reference
3.2    Bylaws                                        Incorporated  by  reference
4.1    Specimen  of  Stock  Certificate              Incorporated  by  reference
31.1   Certification by Chief Executive Officer
31.2   Certification by Chief Financial Officer
32.1 Certification by Chief Executive Officer and by Chief Financial Officer
99.1   Form 8-K Filed October 28, 2003