Form 10QSB
period 2003-12-31
MIMBRES VALLEY FARMERS ASSOCIATION INC
filed 2004-02-17
CIK 781889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject

                             Yes[X]        No [ ]

          As of December 31, 2003, 13,525.47 shares of Common Stock Mimbres Valley Farmers Association, Inc. (Farmers or the Company) were outstanding.

          Traditional small business disclosure format:  Yes  [ ]  No  [X]

                    MIMBRES VALLEY FARMERS ASSOCIATION, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                          PAGE

          Item 1.  Financial Statements

                   Balance Sheets as of
                     December 31, 2003 and June 30, 2003                   1

                   Statements of Operations and Retained Deficit
                     for the three months and six months ended
                     December 31, 2003 and 2002                            3

                   Statements of Cash Flows for the six months
                     ended December 31, 2003 and 2002                      4

                   Notes to Unaudited Financial Statements                 5

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition or Plan of Operation             9

          Item 3.  Controls and Procedures                                15

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                      16

          Item 2.  Changes in Securities                                  16

          Item 3.  Defaults upon Senior Securities                        16

          Item 4.  Submission of Matters to a Vote of Security Holders    17

          Item 5.  Other Information                                      17

          Item 6.  Exhibits and Reports on Form 8-K                       17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.
                                 Balance Sheets
                      December 31, 2003 and June 30, 2003

                                     ASSETS


                                                     UNAUDITED        AUDITED
                                                         At              At
                                                December 31, 2003  June 30, 2003
                                                -----------------  -------------
Current Assets
     Cash and cash equivalents                  $          40,968  $     110,855
     Accounts receivable, net of
       allowance for doubtful accounts,
       December 31, 2003, $14,076 and
       June 30, 2003, $9,263
         Trade                                             19,584         18,673
         Related parties                                    3,758          4,341
         Other                                              5,599          3,886
     Inventories                                          555,225        617,995
     Prepaid expenses                                      64,487         72,967
                                                -----------------  -------------

         Total current assets                             689,621        828,717
                                                -----------------  -------------

Property and Equipment, net                             1,051,410      1,129,837
                                                -----------------  -------------

Other Non-Current Assets

     Intangible assets                                    319,686        319,686
     Other assets                                             212            427
     Deferred income tax asset                                631            631
                                                -----------------  -------------

         Other non-current assets, net                    320,529        320,744
                                                -----------------  -------------

            Total assets                        $       2,061,560  $   2,279,298
                                                =================  =============


                 See accompanying notes to financial statements.

                     Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.
                                  Balance Sheets
                       December 31, 2003 and June 30, 2003

                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                                          UNAUDITED        AUDITED
                                                              At              At
                                                     December 31, 2003  June 30, 2003
                                                     -----------------  -------------
Current Liabilities
   Current portion of notes payable                  $      1,136,981  $   1,189,815
   Note payable - related party                               288,749        294,070
   Current portion of capital leases payable                    9,794         11,168
   Bank overdraft                                              90,446              -
   Accounts payable                                           677,107        504,691
   Accrued expenses payable                                   119,089        140,904
                                                     -----------------  -------------

      Total current liabilities                             2,322,166      2,140,648
                                                     -----------------  -------------

Non-current Liabilities

   Capital leases payable,
      less current portion above                                2,081          6,535
                                                     -----------------  -------------

         Total non-current liabilities                          2,081          6,535
                                                     -----------------  -------------

            Total Liabilities                               2,324,247      2,147,183
                                                     -----------------  -------------

Shareholders' Equity

   Common stock, $25 par value;
      20,000 authorized: 13,915 issued
      and 13,525 outstanding                                  347,875        347,875

   Retained deficit                                          (604,652)      (210,330)

   Less: 390 shares treasury stock                             (5,910)        (5,430)
                                                     -----------------  -------------

      Total shareholders' equity                             (262,687)       132,115
                                                     -----------------  -------------

         Total liabilities and shareholders' equity  $      2,061,560   $  2,279,298
                                                     =================  =============


                 See accompanying notes to financial statements.

                                      Mimbres Valley Farmers Association, Inc.
                                                 dba Farmers, Inc.
                                   Statements of Operations and Retained Deficit
                        For the three months and six months ended December 31, 2003 and 2002

                                                     UNAUDITED

                                                      Three Months Ended                   Six Months Ended
                                                         December 31,                        December 31,
                                                   2003               2002              2003              2002
                                           --------------------  --------------  ------------------  --------------
Net sales and gross revenue                $         1,895,462   $   2,667,842   $       4,133,335   $   5,397,209
Cost of sales                                        1,582,987       2,132,960           3,472,784       4,291,951
                                           --------------------  --------------  ------------------  --------------
      Gross profit                                     312,475         534,882             660,551       1,105,258

Selling, general and
   administrative expenses                             508,815         607,293           1,089,413       1,188,594
                                           --------------------  --------------  ------------------  --------------
      Operating loss                                  (196,340)        (72,411)           (428,862)        (83,336)

Other income (expense)
   Rental income                                        33,860          34,238              69,090          66,703
   Fees and commissions                                 15,773          16,709              34,296          35,562
   Other income (expense)                                1,007           3,936               3,247           5,315
   Interest expense                                    (36,337)        (33,600)            (72,093)        (65,224)
                                           --------------------  --------------  ------------------  --------------

      Loss from continuing operations, net
       of income tax benefit of -0-                   (182,037)        (51,128)           (394,322)        (40,980)

Discontinued Operations
   Loss from operations of discontinued
      feed segment,  net of
      income tax benefit of -0-                              -         (37,504)                  -         (51,975)
                                           --------------------  --------------  ------------------  --------------

         Net loss                                     (182,037)        (88,632)           (394,322)        (92,955)

Retained deficit
   Beginning of the period                            (422,615)        (93,893)           (210,330)        (89,570)
                                           --------------------  --------------  ------------------  --------------
   End of the period                       $          (604,652)  $    (182,525)  $        (604,652)  $    (182,525)
                                           ====================  ==============  ==================  ==============

Basic and diluted loss per common share:
   Income (loss) from:
      Continuing operations                $            (13.46)  $       (3.71)  $          (29.06)  $       (2.97)
      Discontinued operations                                -           (2.72)                  -           (3.77)
                                           --------------------  --------------  ------------------  --------------

                                           $            (13.46)  $       (6.43)  $          (29.06)  $       (6.74)
                                           ====================  ==============  ==================  ==============


                 See accompanying notes to financial statements.

                               Mimbres Valley Farmers Association, Inc.
                                          dba Farmers, Inc.
                                       Statements of Cash Flows
                         For the six months ended December 31, 2003 and 2002

                                              UNAUDITED

                                                                  Six Months Ended
                                                        December 31, 2003  December 31, 2002
                                                        -----------------  -----------------
Cash flows from operating activities
   Net loss                                             $       (394,322)  $        (92,955)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                            79,370             87,924
         Gain on sale of fixed assets                             (1,313)            (4,406)
         Property and equipment additions in
            accounts payable                                           -             (2,138)
   Changes in assets and liabilities:
      Accounts receivable                                         (2,041)           (10,207)
      Inventories                                                 62,770            (10,404)
      Prepaid expenses                                             8,480             38,542
      Other assets                                                   215                  -
      Accounts payable                                           172,416            (91,211)
      Accrued expenses                                           (21,815)             8,124
                                                        -----------------  -----------------
      Net cash used by operating activities                      (96,240)           (76,731)
                                                        -----------------  -----------------

Cash flows from investing activities
   Additions to property and equipment, net                       (4,493)          (105,971)
   Purchase of Liquor License                                          -           (319,686)
   Sale of fixed assets                                            4,383              7,058
                                                        -----------------  -----------------
      Net cash used by investing activities                         (110)          (418,599)
                                                        -----------------  -----------------

Cash flows from financing activities
   Proceeds from long-term financing                                   -             99,825
   Repayment of related party note payable                        (5,321)           300,000
   Repayment of notes payable and capital leases                 (58,662)           (53,880)
                                                        -----------------  -----------------
      Net cash provided (used) by financing activities           (63,983)           345,945
                                                        -----------------  -----------------
Decrease in cash                                                (160,333)          (149,385)

Cash at beginning of period                                      110,855            257,956
                                                        -----------------  -----------------
Cash at end of period                                   $        (49,478)  $        108,571
                                                        =================  =================

Reconcilation to Balance Sheet:
   Cash and cash equivalents                            $         40,968   $        108,571
   Bank overdraft                                                (90,446)                 -
                                                        -----------------  -----------------
                                                        $        (49,478)  $        108,571
                                                        =================  =================


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

Note  2.     Basis  of  Presentation

             In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Mimbres Valley Farmers Association, Inc. (Farmers) as of December 31, 2003 (unaudited) and June 30, 2003 (audited), the results of operations for the three month and six month periods ending December 31, 2003 and 2002 (unaudited) and the statements of cash flows for the six month periods ending December 31, 2003 and 2002 (unaudited). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's 2003 Annual Report. The results of operations for the six months ended December 31, 2003, are not necessarily indicative of results for a full year.

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

                    Mimbres Valley Farmers Association, Inc.
                                dba Farmers, Inc.

                     Notes to Unaudited Financial Statements

Note  2.     Basis  of  Presentation  (continued)

             Management  Policy  in  Identifying  Reportable  Segments
             ---------------------------------------------------------

             The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique products and target markets.

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

             The following represents selected consolidated financial information for the Company's segments for the three months and six months ended December 31, 2003 and 2002. Administrative overhead that is not attributable to any particular segment has been allocated based on the net revenues of the segments.

                                                              Continuing    Discontinued
                         IGA Grocery    Mini-Mart    Other    Operations     Operations       Total
                        -------------  -----------  -------  ------------  --------------  -----------
Segment data
Six months ended:
DECEMBER 31, 2003
Revenues                $  3,456,366   $  676,969   $     -  $ 4,133,335   $           -   $4,133,335
Other Income, net             25,891       10,207    70,535      106,633                      106,633
Net revenues               3,482,257      687,176    70,535    4,239,968               -    4,239,968
Income (loss)
   from segment             (394,723)     (20,268)   20,669     (394,322)              -     (394,322)
Depreciation                  33,829        5,016    40,525       79,370               -       79,370
Interest expense              59,210       11,686     1,197       72,093               -       72,093

DECEMBER 31, 2002
Revenues                $  4,502,340      894,869   $     -  $ 5,397,209   $     185,607   $5,582,816
Other income, net             25,472        9,668    72,440      107,580               -      107,580
Net revenues               4,527,812      904,537    72,440    5,504,789         185,607    5,690,396
Income (loss)
   from segment              (53,073)      (9,745)   21,838      (40,980)        (51,975)     (92,955)
Depreciation                  37,376        4,977    41,652       84,005           3,919       87,924
Interest expense              51,899       10,371     2,954       65,224               -       65,224


                                                              Continuing    Discontinued
                         IGA Grocery    Mini-Mart    Other    Operations     Operations       Total
                        -------------  -----------  -------  ------------  --------------  -----------
Segment data
  Three months ended:
DECEMBER 31, 2003
Revenues                $  1,574,228   $  321,234   $     -  $ 1,895,462   $           -   $1,895,462
Other Income                  11,887        4,397    34,356       50,640               -       50,640
Net revenues               1,586,115      325,631    34,356    1,946,102               -    1,946,102
Income (loss)
   from segment             (171,094)     (20,559)    9,616     (182,037)              -     (182,037)
Depreciation                  16,901        2,508    20,276       39,685               -       39,685
Interest expense              29,655        6,051       631       36,337               -       36,337

DECEMBER 31, 2002
Revenues                $  2,236,435   $  431,407   $     -  $ 2,667,842   $      92,862   $2,760,704
Other income, net             11,927        4,589    38,367       54,883               -       54,883
Net revenues               2,248,362      435,996    38,367    2,722,725          92,862    2,815,587
Income (loss)
   from segment              (44,122)     (19,782)   12,776      (51,128)        (37,504)     (88,632)
Depreciation                  17,728        2,532    24,545       44,805           1,959       46,764
Interest expense              26,827        5,216     1,557       33,600               -       33,600

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

             Supplemental  Cash  Flow  Information
             -------------------------------------

             Selected  cash  payments  and  non-cash activities were as follows:

                                                 Six Months Ended
                                                    December 31,
                                                 2003         2002
                                              ---------    ---------
             Cash payments for interest       $  72,093    $  65,224

Note  3.     Related  Party  Transaction

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

Note  4.     Discontinued  Operations

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

Note  5.     Treasury  Stock

             During the year ended June 30, 2003, the Company, with the approval of its board of directors, repurchased 208 shares of its own stock at an aggregate cost of $2,080.

             During the quarter ended December 31, 2003, the Company, with the approval of its board of directors, repurchased 48 shares of its own stock at an aggregate cost of $480.

ITEM 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

             This discussion and analysis reflects Mimbres Valley Farmers Association, Inc.'s ("Farmers") financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Farmers financial statements and their notes and other statistical data provided in this Form 10-QSB. This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words like "may," "will," "expect," "believe,""anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, demand and pricing for our products and services, competition, changes in accounting principles, policies, or guidelines, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

                Financial  Condition  and  Changes  in  Financial  Condition
                ------------------------------------------------------------

             Mimbres Valley Farmers Association, Inc.'s total assets decreased by $217,738, or 9.55%, to $2,061,560 at December 31, 2003, from
             $2,279,298  at  June 30, 2003. Cash decreased by $69,887, or 63.04%
             to $40,968 from $110,855 at June 30, 2003. The decrease in cash was the result of the large net operating loss experienced during the first two quarters of the fiscal year. Accounts receivable trade increased by $911, or 4.88% to $19,584 from $18,673. Other receivables increased $1,713, or 44.08% to $5,599 from $3,886 at June 30, 2003. Related party receivables consist of trade accounts receivable owed to the Company by directors and employees. Related party receivables decreased $583, or 13.43% to $3,758 from $4,341 at June 30, 2003. All related party receivables are current as of December 31, 2003. Inventory decreased by $62,770, or 10.16%, to $555,225 from $617,995 at June 30, 2003 due to the Company's continued effort to reduce the inventory levels on hand, and the change in vendors. Prepaid expenses decreased by $8,480, or 11.62% to $64,487 from $72,967 at June 30, 2003. Gross fixed assets decreased by $4,750, or .11% to $4,325,435 from $4,330,185 at June
             30, 2003 and the Company recorded $79,370 in depreciation expense and related accumulated depreciation during the six months ended December 31, 2003.

             Total liabilities increased by $177,064, or 8.25%, to $2,324,247 at December 31, 2003 from $2,147,183 at June 30, 2003. The increase resulted primarily from the increase in accounts payable. Accounts payable increased by $172,416, or 34.16% to $677,107 from $504,691 at June 30, 2003, due to the tightening cash position. In addition, the Company recorded a $90,446 bank overdraft as of December 31, 2003 compared to no bank overdraft recorded at June 30, 2003. The increase in the bank overdraft is due to the tightening cash position and recorded operating losses for the first two quarters of the fiscal year. Loans, notes and capital leases payable decreased $63,983, or 4.26% to a total of $1,437,605 from $1,501,588 at June 30, 2003. The Company continued to pay all debt payments in accordance with the original agreements during the first two quarters of the fiscal year. Accrued expenses decreased by $21,815, or 15.48% to $119,089 from $140,904 at June 30, 2003.

             Total shareholders' equity decreased $394,802, more than 298% to $(262,687) from $132,115 at June 30, 2003. The decrease was the result of operating losses for the first six months of fiscal year 2004.

                Comparison  of  Operating  Results  for  the  Three Months Ended
                ----------------------------------------------------------------
                December  31,  2003  and  2002
                ------------------------------

             General - Revenues from continuing operations decreased for the three months ended December 31, 2003 by $772,380, or 28.95% to $1,895,462 from $2,667,842 for the three months ended December 31, 2002. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally, compounded by the opening of Super WalMart during the six months ended December 31, 2003. Net loss from continuing operations increased by $130,909, to net loss of $182,037 for the three months ended December 31, 2003 from net loss of $51,128 for the three months ended December 31, 2002.

             IGA Grocery - Revenues decreased for the three months ended December 31, 2003 by $662,207, or 29.61% to $1,574,228 from
             $2,236,435 for the three months ended December 31, 2002. Management believes the decreased revenues in this segment are due to the continued depressed economic conditions in the area compounded by the opening of Super WalMart during the six months ended December 31, 2003. Net loss from the segment increased $126,972 to a net loss of $171,094 from net loss of $44,122 for the three months ended December 31, 2002. This increase in net loss resulted primarily from the changing of a major supplier and the related sale of old vendor merchandise at cost or below.

             Mini-Mart - Revenues decreased for the three months ended December 31, 2003 by $110,173, or 25.54% to $321,234 from $431,407, caused in part by fluctuations in fuel prices, and further affected by the opening of the Super WalMart.

             Net loss increased by $777 to a net loss of $20,559 from a net loss of $19,782 for the three months ended December 31, 2002.

             Feed - The operations of the feed store were discontinued as of January 3, 2003 and are presented in the statement of income and the notes to the financial statements as discontinued operations.

                Comparison  of  Operating  Results  for  the  Six  Months  Ended
                ----------------------------------------------------------------
                December  31,  2003  and  2002
                ------------------------------

             General - Revenues from continuing operations decreased for the six months ended December 31, 2003 by $1,263,874, or 23.42% to $4,133,335 from $5,397,209 for the six months ended December 31, 2002. Management believes the overall decrease in revenues to be attributable to the continuing depressed economic conditions in Deming and Luna County generally, compounded by the opening of Super WalMart during the six months ended December 31, 2003. Net loss from continuing operations increased by $353,342, to net loss of $394,322 for the six months ended December 31, 2003 from net loss of $40,980 for the six months ended December 31, 2002.

             IGA Grocery - Revenues decreased for the six months ended December 31, 2003 by $1,045,974, or 23.23% to $3,456,366 from $4,502,340 for the six months ended December 31, 2002. Management believes the decreased revenues in this segment are due to the continued depressed economic conditions in the area compounded by the opening of Super WalMart during the six months ended December 31, 2003. Net loss from the segment increased $341,650 to a net loss of $394,723 from net loss of $53,073 for the six months ended December 31, 2002. This increase in net loss resulted primarily from the changing of a major supplier and the related sale of old vendor merchandise at cost or below.

             Mini-Mart - Revenues decreased for the six months ended December 31, 2003 by $217,900, or 24.35% to $676,969 from $894,869, caused in part by fluctuations in fuel prices, and further affected by the opening of the Super WalMart.

             Net loss increased by $10,523 to a net loss of $20,268 from a net loss of $9,745 for the six months ended December 31, 2002.

             Feed - The operations of the feed store were discontinued as of January 3, 2003 and are presented in the statement of income and the notes to the financial statements as discontinued operations.

                Recent  and  Current  Developments
                ----------------------------------

             The  Company  is  in  the  process  of  selling  the liquor license currently owned by the Company and leasing a different type of license. Although the proposed lease is for a different type of license, the IGA Grocery Store's liquor department will not be affected. The new license allows both package sales (off premises) and open drink sales (on premises). Management is currently studying the feasibility of opening a lounge in the unused space in the back of the grocery store to utilize the dual capability of the leased license.

             ----------------------------------

             As previously reported, the Company continues to lose money from operations and its current financial condition is critical, with cash and inventories down and payables up. Its principal monetary obligation, a mortgage note with a principal balance over $1,000,000, has been in default for some time. The last stated maturity was July 24, 2003, and the registrant had been in default under it even prior to that time because of financial maintenance covenants in the mortgage that the registrant was unable to meet. After July 24, 2003, the holder of the note, WAMCO XXVIII, LTD., accepted a few post maturity installment payments while the registrant sought other financing.

             Several times in the fall of 2003 and the winter of 2003-2004, the holder threatened to avail itself of "aggressive alternatives that are allowed to us under the current modification and the mortgage". Presumably this had reference to a legal action to foreclose the mortgage. However, as of the date of this report, the registrant has not been notified of the commencement of any foreclosure proceedings against it. Instead, representatives of the holder have visited the registrant's stores as recently as January 21, 2004, and offered advice and assistance in attempting to keep the operations open, without waiving any of the holder's rights under the note and mortgage.

             One of the loan brokers the registrant has been working with in California has forwarded a financing proposal which seems to be acceptable. There are a few more items that need to be resolved but at this time the prospects look good for refinancing. The registrant's sales and profits continue to be adversely impacted by the entrance of a Super WalMart into the Deming market. The transition to a lower volume has been difficult to adjust to, especially the cash flow. About 20 months ago the Company hired a person to establish a perpetual inventory and keep its margins adequate. When the cash flow crunch hit, the Company looked at the margins and realized they had eroded to the point where the Company was losing money. That person has since left the Company. To combat the crisis, the Company let 11 employees go and reduced purchases. The chief executive officer of the Company has taken a voluntary twenty-five percent (25%) pay cut for an indefinite period of time.

             The Company's accounts payable are aging but most of its vendors have been very understanding and have continued to work with it through the crisis. Another space in the mall has been leased and at this time there is only one vacancy. The company has been approached by a concern that wants to put in a call center in the old hardware area. The new liquor license allows both package and open drinks to be consumed on premises. Since the Company will now have that capability we are studying the feasibility of putting in a lounge in part of the unused space in the back of the store.

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

                ----------------------------------


             The Board of Directors received a letter of resignation from Leone Anderson, a director of the Company since 1997, effective January 29, 2004. The resignation, which also included the termination of her service as Secretary-Treasurer of the Company, was not the result of disagreement with Company policy or any other matters. Management and the other directors are grateful to Ms. Anderson for her years of faithful, diligent and loyal service to the Company. At this time, no replacement has yet been named.

                Related  Party  Transaction
                ---------------------------

             During the period ended March 31, 2003, the Company obtained a loan for $300,000 from the Company's Chief Executive Officer for the purpose of purchasing a liquor license. The loan is secured by a promissory note with an interest rate that is adjusted annually to a rate that is 4 percentage points above the Wall Street Journal Prime Rate, subject to a minimum of 8.5% per annum which is currently applicable, and is collateralized by a security interest in the liquor license. The note is due on demand, but if no demand is made, it is payable in 179 installments of $2,954 with one final irregular payment for all principal and interest not yet paid. The balance of the note payable at December 31, 2003 was $288,749.

                Long-term  Contractual  Obligations
                -----------------------------------

             During the period ended December 31, 2002, the Company obtained a loan for $99,825, secured by a mortgage on the Mini-Mart location and an assignment of all rents on the Company's rental properties, which is due on demand, but if no demand is made has payment terms of $1,244.54 per month for ten years at an interest rate that floats 2% above prime, subject to a minimum of 8.5% per annum which is currently applicable. The purpose of this loan was to fund an upgrade of the cash register and inventory systems in the IGA grocery. Due to the demand feature of the loan, the entire balance is reported as a current liability.

             Prior to December 31, 2003, the Company had committed to four capital leases. Future maturities of capital leases as of December 31, 2003 are as follows (not including the mortgage notes discussed above):

                                             Payments due by Period
                               ------------------------------------------------
                                          Less than    1-3       4-5    After 5
                                 Total    One  Year   Years     Years    Years
                               ---------  ---------  --------  -------  -------
             Capital leases    $  11,875  $   9,794  $  2,081  $     -  $     -

                Work  Force
                -----------

             As of December 31, 2003, Farmers had 77 employees, 51 full time and 26 part time. Subsequent to December 31, 2003, the Company further reduced the workforce to a current level of 67 total employees, 59 full time and 8 part time as a result of further cost cutting efforts.

                Rental  Properties
                ------------------

             The Company maintains rental properties as part of its operations. Currently, only one available property is unoccupied.

                Economic  Conditions
                --------------------

             The operations and financial condition of the Company continue to be adversely affected by economic conditions in Deming and Luna County, New Mexico generally. In February, 1999, the federal government announced the establishment of the Deming/Luna County Enterprise Community. Only the most economically depressed communities in the nation at that time were designated either an Empowerment Zone or an Enterprise Community. At the time Deming/Luna County was designated an Enterprise Community, an estimated 41% of the adult population of the area did not have a high school diploma, an estimated 35% of the adult population were unable to read and write in English, the poverty rate (as established by federal guidelines) was 34.9% for Luna County, and the unemployment rate was 34%.

             Although the designation of Deming/Luna County as an Enterprise Community means the area is eligible for federal grants, and some grants have been made, the management of the Company does not believe that there has been any substantial improvement in the overall economic condition of the area in the past four years. The
             U. S. Census Bureau, in its State and County Quick Facts database, estimated the poverty rate for Luna County at 29.8% for the 2000 census. In 2001, according to the Enterprise Community staff, the poverty rate in Luna County still stood at 31%. To the best of the knowledge of management, these conditions are likely to continue for the near term.

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

             (b)  Changes  in  Internal  Controls.

             There was a change in the Company's internal controls that could significantly affect these controls subsequent to the date the Company carried out its evaluations. The process for counting and verifying inventory levels at the end of a period was strengthened by implementing a policy where employees who are independent of the department being counted are responsible for counting and verifying available inventories in that department

PART  II  -  OTHER  INFORMATION

ITEM  1.  -  Legal  Proceedings

             Not  applicable.

ITEM  2.  -  Changes  in  Securities

             Not  applicable.

ITEM  3.  -  Defaults  upon  Senior  Securities

             As previously reported, the Company continues to lose money from operations and its current financial condition is critical, with cash and inventories down and payables up. Its principal monetary obligation, a mortgage note with a principal balance over $1,000,000, has been in default for some time. The last stated maturity was July 24, 2003, and the registrant had been in default under it even prior to that time because of financial maintenance covenants in the mortgage that the registrant was unable to meet. After July 24, 2003, the holder of the note, WAMCO XXVIII, LTD., accepted a few post maturity installment payments while the registrant sought other financing.

             Several times in the fall of 2003 and the winter of 2003-2004, the holder threatened to avail itself of "aggressive alternatives that are allowed to us under the current modification and the mortgage." Presumably this had reference to a legal action to foreclose the mortgage. However, as of the date of this report, the registrant has not been notified of the commencement of any foreclosure proceedings against it. Instead, representatives of the holder have visited the registrant's stores as recently as January 21, 2004, and offered advice and assistance in attempting to keep the operations open, without waiving any of the holder's rights under the note and mortgage.

ITEM  4.  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

             Not  applicable.

ITEM  5.  -  Other  Information.

             Not  applicable.

ITEM  6.  -  Exhibits  and  Reports  on  Form  8-K.

             (a) Exhibits. See Exhibit Index immediately following the signature page.

             (b) Reports  on  Form  8-K.  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February  13,  2004               MIMBRES VALLEY FARMERS
                                           ASSOCIATION, INC.

                            /s/ Shelby C. Phillips, President and Chief Executive Officer (Principal Executive Officer)
                            /s/ Janet Robinson, Chief Financial Officer (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit   Nature of Exhibit                           Page Number

3.1       Articles of Incorporation                   Incorporated by reference
3.2       Bylaws                                      Incorporated by reference
4.1       Specimen of Stock Certificate               Incorporated by reference
31.1      Certification by Chief Executive Officer
31.2      Certification by Chief Financial Officer
32.1      Certification by Chief Executive Officer
           and  Chief Financial Officer